Form 10-K405
period 1995-04-30
ACCESS CORP
filed 1995-07-25
CIK 1988

FORM 10-K ANNUAL REPORT
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549



               (Mark One)

    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended April 30, 1995.

                                   OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from _____________ to ______________


               Commission file number:  2-33108

                      ACCESS CORPORATION
                      ------------------
     (Exact name of registrant as specified in its charter)

     Ohio                                 31-0673364
- ----------------------                --------------------------------------
State of Incorporation                I. R. S. Employer Identification Number


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio 45242-3700
- -------------------------------------------------------  ---------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes   X . No ___.

            Indicate by check mark if disclosure of delinquent fillers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Inapplicable

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Because there is no established market for the Common Stock of the Company, it is not possible to determine the aggregate market value of such Common Stock held by non-affialiates

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report. Common Stock, without par value:
3,436,987 shares outstanding and Class A Common Stock, without par value: 1,428,572 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The 1995 Annual Report to the shareholders of the Company for the fiscal year ended April 30, 1995, is incorporated herein by reference in Parts I and II to the extent specified in such Parts.

PART I

ITEM 1.  BUSINESS

         The registrant ("ACCESS" or the "Company") was incorporated under the laws of the State of Ohio on November 18, 1963. Its executive offices are located at 4350 Glendale-Milford
Road, Suite 250, Cincinnati, Ohio 45242-3700, and its telephone number is (513) 786-8350.

DESCRIPTION OF PRODUCTS AND SERVICES
- -------------------------------------
         ACCESS enhances the quality of its customers' products by providing software solutions for their technical processes. ACCESS' software allows its customers to manage the process of design changes, release of those changes, and the efficient storage, indexing, and retrieval of both engineering drawings and related technical documentation.

         ACCESS serves primarily engineering customers in discrete and process manufacturing. Its applications benefit companies in the medical products, pharmaceutical, computer and electronic, petrochemical, defense, and automotive industries. In addition, companies under strict government regulation have found ACCESS' applications beneficial in organizing and controlling compliance procedures.


         The Cincinnati-based company has two business units:
Technical Document Management Systems (TDMS) and Service/Manufacturing.

TDMS BUSINESS UNIT
- ------------------

         ACCESS' application software features three proprietary products: EDICS/DM (Engineering Document Image Control System/Document Management), EDICS/RM (Engineering Document Image Control System/Release Management), and ECC (Electronic Change Control), each of which may be configured to specific organizational needs.

        A database application for managing documents and engineering-related information, EDICS processes both text and A through E-size drawings that may be scanned or electronically imported from CAD. These documents, from multiple sources, are integrated into a single system which fully automates the revision process and provides flexible tools for viewing, editing, and printing.

         EDICS also enables a user to comply with requirements of regulatory agencies, such as the Food and Drug Administration, by allowing storage and immediate retrieval of product and process information.

         ECC may be added to the EDICS system to improve control over the design and processing changes. It provides advanced functionality to automate the entire document change process, including multiple approval processing and notification, rejection handling, in-process review, approval history, and change process performance reporting.

         ECC automates a company's engineering change control process consistent with its established procedures and operational requirements. ECC correlates change documents with markups and affected drawings for the length of the change cycle. It can be configured to facilitate concurrent reviews (now a Computer Aided Acquisition and Logistics Support, CALS, requirement for many Department of Defense contracts).

         Both EDICS and ECC support effective concurrent engineering environments, which involve the cooperative interaction of design, manufacturing, support personnel, suppliers, and customers. Concurrent engineering is intended to reduce time-to-market and increase manufacturability, serviceability, and reliability.

         ACCESS has been approved as an Industry Application
Specialist by IBM's Industrial Sector Marketing. In this relationship, ACCESS provides EDICS/400 and ECC/400 for use on the IBM AS/400.

         ACCESS also supplies EDICS and ECC in the UNIX environment running on IBM's RS/6000 and on both AT&T and Hewlett Packard UNIX platforms.

SERVICE/MANUFACTURING BUSINESS UNIT
- ------------------------------------

         Within the Service/Manufacturing business unit, the Company provides quality field maintenance including hardware and software service on a nationwide basis to the Company's installed customer base.

         In addition to maintaining ACCESS-installed systems, ACCESS' service group also maintains non-ACCESS electronic and electromechanical equipment such as card embossers, microfiche duplicators, microfilm scanners, large drawing format scanners, and highly sophisticated 5-1/4" and 12" laser.

        ACCESS continues to pursue additional third-party service opportunities with manufacturers of electronic electromechanical products who require a rapid on-site service response but whose customer base is not large enough to support a nationwide service network.

MARKETING
- ---------

         The Company markets its products for the most part directly in the United States. The Company has been approved as an Industry Application Specialist by IBM's Industrial Sector Marketing for the AS/400. Marketing operations are conducted primarily from the Company's headquarters in Cincinnati, Ohio. The Company employs four sales and marketing personnel.

         Technical Document Management Systems (TDMS), as well as related computer systems, are produced and configured only in response to firm orders. At the end of fiscal years 1995 and 1994, TDMS backlog totaled approximately $1,053,900 and $2,615,900, respectively. The TDMS backlog at the end of 1995 fiscal year is expected to be delivered within the 1996 fiscal year.

         Effective at the beginning of the third quarter of fiscal 1994, the Company discontinued its operations with respect to its Hardware Engineering Services and Contract Manufacturing line of business. It is limiting its manufacturing to supplying cards for the micrographic equipment sold in prior years and the parts required to support existing equipment. The Company has completed or transferred all contracts and commitments for its Engineering and Contract Manufacturing customers.

         At present, there are ACCESS systems installed in 48 states and in Puerto Rico, Jamaica, Mexico, Japan, Canada, Europe, China, the Middle East, Australia and the CIS (the former USSR). There is no recurring geographic market concentration with respect to the sale of ACCESS systems in the United States, and in fiscal year 1995, no more than 13% of the Company's revenues were derived from operations in any single state.

         Aggregate sales to international customers represented
4% of the Company's annual sales in fiscal 1995.  In fiscal year
1995, no domestic distributors were employed.

         ACCESS' primary marketing focus is the sale of the Technical Document Management System products to manufacturers, information processors, utilities and other users of technical documentation. Marketing for the Component Service business unit is provided by ACCESS personnel to sell the Company's services.

         No single customer accounts for a significant percentage of the Company's revenues on a continuing basis. Net sales to the aerospace industry were 18.8% of fiscal 1995 revenues and 5.4% of fiscal 1994 revenues; net sales to the various agencies of the federal government represented 18.4% of fiscal 1995 revenues and 17% of fiscal 1994 revenues, (these contracts could have been canceled at the election of the government); net sales to the computer industry were 10.5% of fiscal 1995 revenues and 2.1% of fiscal 1994 revenues; and net sales to the medical industry were 7.2% of fiscal 1995 revenues and 20.6% of fiscal 1994 revenues. See Note 7 of Notes to Financial Statements included on page 18 of the 1995 Annual Report to Shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

COMPETITION
- -----------

       Increases in Technical Document Management Systems
(TDMS) competition continue to push system prices down to historically unprecedented low levels. The highly published changes within IBM have inhibited the growth of the Company's relationship with that organization. Amidst all this, the Company has significantly reduced fixed costs and increased productivity in anticipation of a TDMS market characterized by low cost, high volume, shrink-wrapped software.

PURCHASING AND PRODUCTION
- -------------------------

         The majority of the TDMS software is developed by the Company. The TDMS hardware and some miscellaneous software and supplies are purchased by the Company from a number of suppliers. In the case of certain materials, the Company employs a single source of supply, although alternative sources are available. The Company integrates and installs the TDMS hardware and software.

PATENTS
- --------

        At the current time, technology utilized in the Company's micrographic storage and retrieval unit and related products are protected by three unexpired United States patents owned by the Company.

         The Company's issued patents cover most of the major components and supplies utilized in the Company's micrographic storage and retrieval system.

PRODUCT DEVELOPMENT
- --------------------

         Development to enhance the current technical document management and distributions systems is in process. In its development operations, the Company currently employs approximately eight persons with degrees in engineering and related fields. Some of these individuals are involved in the delivery and maintenance of systems or engaged in consulting with respect to these systems. In addition, the Company from time to time engages the services of independent research firms and contractors to assist in development projects. During fiscal year 1995 and fiscal year 1994, the Company spent $1,018,486 and $1,945,403, respectively, on these activities. See Note 5 of Notes to Financial Statements included on page 17 of the 1995 Annual Report to shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

EMPLOYEE RELATIONS
- ------------------

        The Company employs approximately 47 persons, all on a full-time basis and all of whom are non-union. Approximately four employees are connected with marketing activities, while the others are involved in production, installation, service, product development, and financial or administrative operations.


         Standard hospitalization, prescription drug, dental, life insurance, and disability protection are provided for all full-time employees. The Company has a 401(k) Plan and a
Section 125 Plan. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES


         The principal operations of the Company are conducted in approximately 19,678 square feet of leased plant and office space in Cincinnati, Ohio. The Cincinnati property is occupied under a lease which extends through May 1, 2000. The annual rental under this lease is $166,000.


         The Company owns automatic, custom-made machines used in the production of its proprietary media and owns various standard tools and equipment used in the production of ACCESS products.


       The capacity of the Company's TDMS facilities and equipment exceeds the current requirements of the Company's operations.

         The Company owns computer hardware and software used for development, support, and installation for its TDMS product

         The Cincinnati building occupied by the Company and the fixtures and equipment therein are modern, well maintained, in satisfactory operating condition and adequately insured.
The building is air-conditioned.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II

ITEM   5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS


         Information with respect to the market for the Company's Shares of Common Stock and related security holder matters is set forth on page 12 of the 1995 Annual Report to the shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA


         Information with respect to selected financial data of the Company is set forth on page 6 of the 1995 Annual Report to the shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is set forth on pages 7 through 9 of the 1995 Annual Report to the shareholders of the Company, which pages are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages 11 through 18 of the 1995 Annual Report to the shareholders of the Company, which information on such pages is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Directors. Set forth below is certain information regarding the directors of the Company, which information has been obtained in part from the records of the Company and in part from the directors. All directors have been elected by the holders of the Company's Common Stock. All directors are elected annually.

         NEWTON D. BAKER, age 61. Mr. Baker has been the Executive Vice President of the Company since October 1986. He has been the Treasurer of the Company since July 1970 and Assistant Secretary since June 1974. He has been a director of the Company since 1988.

         KENT P. FRIEL, age 59. Mr. Friel has been Chairman of the Board of the Company since April 1986. Since June 1989 Mr. Friel has been President of Schonberg Associates, Inc., which performs outplacement services for organizations which may include the Company. He was President and Chief Executive Officer of the Company from February 1986 through May 1989. He has been a director of the Company since 1983.

         ROBERT J. KALTHOFF, age 69. Dr. Kalthoff has been Chairman and Treasurer of The Kalthoff Group, Inc. since March 1990, and was President from March 1990 to December 1994. The Kalthoff Group, Inc. is an information service and consulting firm for users and vendors in electronic image information management industries. He has been a director of the Company since 1963.

       DENNIS J. SULLIVAN, JR., age 63. Mr. Sullivan is currently the Executive Counselor for Dan Pinger Public
Relations, Inc.  Mr. Sullivan served as Executive Vice
President and Chief Financial Officer of Cincinnati Bell, Inc.
from 1987 to February 1993. He has been a director of the Company since 1990.

         SCOTT D. WATKINS, age 46.  Mr. Watkins has been
President of the Company and Chief Operating Officer since
April 1989, and Chief Executive Officer since May 1989. He has been a director of the Company since 1989.

         JOHN W. WEIL, age 67. Dr. Weil has been President of Weil Associates, Inc., which provides consulting services to industrial and non-profit organizations since January 1985. He is a director of Maxwell Laboratories and Weil Associates, Inc. He has been a director of the Company since 1985.

         Oce, the Company's major holder of Common Stock, has the right (in accordance with the Voting Trust Agreement - see "Certain Relationships and Related Transactions") to direct the Voting Trustees to vote for up to two director nominees designated by Oce. In exercise of this right, Oce has directed the Voting Trustees to vote for Mr. Hardie. Oce retains the right, which it may exercise at any time, to direct the Voting Trustees to vote for up to one additional director nominee.
The following information relates to Mr. Hardie.

         JAMES H. HARDIE, age 65. Mr. Hardie is, and since 1965 has been, a partner in the law firm of Reed Smith Shaw & McClay, Pittsburgh, Pennsylvania. That firm performs and has performed certain legal services from time to time for Oce and certain of its subsidiaries since 1967. Mr. Hardie is also a director of UST&D, Inc., Kiene Diesel Accessories, Inc. and Respironics, Inc.. Mr. Hardie has been a director of the Company since 1987.

         (b) Executive Officers. Set forth below is certain information regarding the executive officers of the Company.
All executive officers are elected annually by the Board of Directors.



Name                       Age    Position & Business
                                  Experience
Scott D. Watkins           46     President and Chief Operating
                                  Officer since April 1989, and
                                  Chief Executive Officer since
                                  May 1989.

Newton D. Baker            61     Executive Vice President of the
                                  Company since October 1986;
                                  Treasurer and Assistant Secretary
                                  of the Company since
                                  prior to 1982.


Kim Bollinger              37     Vice President of Customer Ser-
                                  vices for the Company since
                                  May 1993; Director of Systems
                                  Man agement from June 1992 to
                                  May 1993, and Manager of
                                  Consulting Services from
                                  January 1990 to June 1992.




ITEM 11.  EXECUTIVE COMPENSATION

         (a) Cash Compensation of Executive Officers. The Board has established an Executive Compensation Committee which considers and makes recommendations to the Board of Directors concerning the compensation of the executives of the Company. During the fiscal year ended April 30, 1995, this committee met six times and consisted of Messrs. Friel, Hardie and Sullivan.

         Neither Mr. Hardie nor Mr. Sullivan was an officer or employee of the Company or any of its subsidiaries in fiscal 1995 or any prior year. As noted above, Mr. Friel, who is not an employee of the Company, has been Chairman of the Board of the Company since April 1986 and was President and Chief Executive Officer of the Company from February 1986 through May 1989.

         The following table sets forth for the fiscal years ended April 30, 1993, 1994 and 1995, certain information regarding cash compensation as well as certain other compensation paid to or accrued for the services rendered during such years to each of the Executive Officers of the Company whose total salary and bonus exceeded $100,000 in all capacities in which they served.




I.  SUMMARY COMPENSATION TABLE





                                                                                      Long-Term Compensation
                                                                               -----------------------------------
                                    Annual Compensation                           Awards                 Payouts
                                                                               -----------------------------------

             (a)                (b)      (c)        (d)            (e)              (f)        (g)          (h)      (i)
                                                                  Other                    Securities
                                                                  Annual        Restricted Underlying                All
                                                                  Compen-       Stock      Options/         LTIP    Other
                                Fiscal  Salary (1)    Bonus(1)    sation        Award      SARS           Payouts  Compen.
Name and Principal Position     Year     ($)          ($)         ($)            ($)       (#)(3)           ($)      ($)
- ----------------------------------------------------------------------------------------------------------------------------
Scott D. Watkins                1995      155,000.04  32,000.00   -              -         -                -        -
President and Chief Executive   1994      153,916.56          -   -              -         100,000.00       -        -
Officer                         1993      140,019.22          -   -    (2)       -         -                -        -


Newton D. Baker                 1995      115,009.09  18,000.00   -              -         -                -        -
Exec. Vice President,Treasurer  1994      118,582.90          -   -              -         75,000.00        -        -
& Asst. Secretary               1993      110,019.22          -   -    (2)       -         -                -        -


(1) These include amounts that would have been payable, but were deferred pursuant to election of an Executive Officer, such as through the Company's 401(k) Savings Plan.

(2) No perquisites were provided or other personal benefits paid to a named Executive Officer in fiscal year 1993, 1994 or 1995 which exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named Executive Officer.

(3) These numbers represent options for shares of Common Stock awarded pursuant to the Company's stock option plans. See the next table titled, "Option/SAR Exercises and Year-End
     Value Table" for more detailed information on such options.



II.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to the named executive officers concerning the exercise of options and/or SAR's during fiscal year 1995 and unexercised options and SAR's held at April 30, 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FY
END OPTION/SAR VALUE
 (a)              (b)           (c)        (d)             (e)
                                                           Value of
                                           Number of       Unexercised
                                           Unexercised     In-the-Money
                                           Options/SARs    Options/SARs
                  Shares        Value      at FY-End (#)   at FY-End ($)
                  Acquired on   Realize    Exercisable/    Exercisable/
Name              Exercise (#)   ($) 1/    Unexercisable   Unexercisable 1/
- ---------------------------------------------------------------------------

Scott D. Watkins         0          0      110,000/70,000         0

Newton D. Baker          0          0       77,500/52,500         0

1/ ACCESS Common Stock is not traded actively; therefore, there is no established market value


No stock options or SAR's were granted to either of the named persons in fiscal 1995.




         (b) Compensation of Directors. Each non-employee director receives an annual fee of $5,000. Any such person who is the Chairman, any member of the Audit Committee, or a director who resides outside the metropolitan Cincinnati area receives an additional $2,000 annually for each position held. In addition, each such director is reimbursed for expenses incurred in connection with his attendance any Board or Committee meeting. Mr. Hardie is to be compensated on the same basis as the other non-employee directors until the meeting.

         (c) Existing Stock Option Plans. The Company currently has five Stock Option Plans: The 1979 Stock Option Plan (the "1979 Plan"), the 1983 Stock Option Plan (the "1983 Plan"), the 1985 Incentive Stock Option Plan (the "1985 Plan"), the 1991 Stock Option Plan (the "1991 Plan"), and the 1993 Stock Incentive Plan (the "1993 Plan"). The 1979, 1983, 1991 and 1993 Plans provide for the grant of both qualified and non-qualified stock options for shares of the Common Stock of the Company; the 1985 Plan permits the grant of incentive stock options only. Options under all of the Plans may be granted to officers and other key employees of the Company. The 1979, 1991 and 1993 Plans also permit the grant of non-qualified options to directors of the Company and, in appropriate cases authorized by the Board of Directors, to other persons in business relationships with the Company. Optionees are selected by the Board of Directors; criteria considered in such selection include the potential optionee's position with or services to the Company, his or her tenure in that position, and his or her performance while holding the position or providing those services. The 1979 Plan was terminated in 1991 except for outstanding options, and no further options may be granted under that Plan or the 1983 and 1985 Plans. The 1993 Plan also permits the grant of restricted shares.

         The option price under the Plans may not be less than the fair market value of the Common Stock at the date of the grant, as determined by the Board of Directors. Other terms and conditions of options granted under the Plans are established by the Board of Directors, which administers the Plans, directly or through the Management Compensation Committee, except that incentive stock options granted under the Plans may not be exercised prior to one year from date of grant and expire ten years from date of grant.

         All of the plans (except for the 1979 Plan) provide for the acceleration of the exercise date of stock options in certain events relating to a change of control of the Company and for the extension of the period during which stock options may be exercised upon termination of employment following such an event. Such provisions may be considered as having an anti-takeover effect.

         The 1979 Plan was amended and restated by the Board of Directors on June 24, 1988, effective May l, 1988. All of the existing Plans were also amended at that time to make certain changes relating to incentive stock options necessitated by the provisions of the Tax Reform Act of 1986.
No options were granted or exercised in the last fiscal year.

Retention Agreements:
- ----------------------
         On August 24, 1994, the Company entered into Executive Retention Agreements with each of Mr. Watkins and Mr. Baker. These Agreements provide if during the six months preceding or the 24 months following a Change in Control (as defined therein), Mr. Watkins' or Mr. Baker's employment is terminated by the Company (other than for Cause of Disability) or by such executive officer for Good Reason, such executive officer shall be entitled to a severence payment equal to twice his highest annual salary in the last five years, continued insurance coverage and up to $25,000 for outplacement services. Change of Control is defined to include a merger or other business combination after which the existing shareholders of the Company have less than 50% of the voting power, the sale of all or substantially all of the assets of the Company, the acquisition by, or commencement of a tender offer by any person other than Oce or Prudential, of or for 20% of the Company's voting power, or a change in the majority of the Board of Directors without approval of the existing directors. Good Reason includes an adverse change in salary, authority or benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


        The following table sets forth, as of July 17, 1995, the beneficial ownership of the Company's Common Stock by (l) each person known to the Company to own more than 5% of the outstanding shares of Common Stock, (2) each director individually and (3) all directors and officers as a group.
The information in the table has been in part received from the persons listed and in part taken from the records of the Company.


        Beneficial ownership of Common Stock of the Company has been determined for this purpose in accordance with Rule 13d-3 of the Securities and Exchange Commission ("SEC"), under which a person is deemed to be the beneficial owner of Common Stock if he has or shares voting power or investment power in respect of such Common Stock or has the right to acquire such ownership within 60 days. Accordingly, the amounts shown on the table represent beneficial ownership for the purposes of compliance with SEC reporting requirements, and do not necessarily bear on the economic incidents of ownership of Common Stock.



                            Amount & Nature
 Name and, With             of Beneficial
  Respect to 5%               Ownership
  Ownership,                 -----------              Percent of
  Address                  Direct       Indirect      Common Stock

- -----------------         --------      ---------     -------------
Oce-van der Grinten
   N.V. (1)                        100   2,180,854       63.46%
  St. Urbanusweg 43
  5900 MA Venlo
  The Netherlands
                             2,180,854     --            63.45%
Kent P. Friel,
Dennis J. Sullivan, Jr.,
John W. Weil, and
Scott D. Watkins as
Voting Trustees (1)
4350 Glendale-Milford Rd.
Suite 250
Cincinnati, OH 45242-3700

Newton D. Baker* (2)           148,984     --             4.33%

Kent P. Friel* (4)              10,742     --              .31%

James H. Hardie* (3)              --       --               --

Robert J. Kalthoff*            112,588    74,180.5        5.43%
ACCESS Corporation
4350 Glendale-Milford Rd.
Suite 250
Cincinnati, OH 45242-3700

Dennis J.Sullivan,Jr.*(4)          100     --             .003%

Scott D. Watkins* (2)(4)       203,924     --             4.95%

John W. Weil*                   15,000     --              .44%


All directors and              530,838    74,180.5       17.60%
officers as a group
(10 persons)(2)(4)

_________________
*Director




  (1) On April 27, 1992, pursuant to the Note Purchase Agreement described above, Oce entered into the Voting Trust Agreement appointing Kent P. Friel, Dennis J. Sullivan, Jr., John W. Weil, and Scott D. Watkins ("the Voting Trustees") as voting trustees for 2,180,854 shares. The Voting Trustees vote on matters relating to the election of directors, including setting the number of directors, in their discretion, except that the Voting Trustees must vote for up to two nominees for director designated by Oce in its discretion. Oce retains the right to obtain the Voting Trustees' proxy as to the voting of such shares with respect to all issues not related to the election of directors. (See "Certain Transactions-Agreements with Oce".) Oce retains the right to dispose of such shares, subject to certain restrictions in the Note Purchase Agreement. As a result of these arrangements, Oce and the Voting Trustees share beneficial ownership of such shares.

         The Voting Trust created under the Voting Trust Agreement has a term of 10 years, and Oce has agreed to renew it for an additional term of 10 years. The Voting Trust will terminate upon the sale of the shares of Common Stock subject thereto, but only with respect to those so sold and subject to the proviso that Oce may not sell more than 50% of its shares without consent of the Company, the closing of any underwritten public offering of Common Stock as a result of which not less than $10 million in aggregate sales price to the public of Common Stock shall have been sold in such offering plus any previously underwritten public offering or the acquisition by any person of more shares of Common Stock than are held by Oce. Oce can also terminate the Voting Trust by notice given at any time after October 3, 1995, but if Oce does so, it may be required to make a tender offer on terms specified in the note Purchase Agreement for all shares of Common Stock following the fiscal year in which the anniversary of the giving of notice occurs.

         Mr. Watkins is President and Chief Executive Officer of the Company. Mr. Friel is Chairman of the Board of Directors of the Company but is not an employee of the Company. Messrs. Sullivan and Weil are also non-employee directors of the Company. The Voting Trustees have no current intention to change the composition of the Board of Directors of the Company.

         Except as set forth above, there are no arrangements or understandings among Oce and the Voting Trustees with respect to the election of directors or other matters.

  (2) Includes 203,300 shares which officers as a group have the right to acquire upon the exercise of immediately exercisable stock options, including 110,000 exercisable by Mr.
Watkins and 77,500 exercisable by Mr. Baker.

  (3)     Does not include shares held by Oce.
  (4) Does not include shares held by the Voting Trustees in their capacity as such.

         The Prudential Insurance Company of America
("Prudential"), Three Gateway Center, 100 Mulberry Street, Newark, New Jersey 07102, owns all 1,428,572 outstanding shares of the Company's Class A Common Stock, no par value ("Class A Stock"). The Class A Stock, is convertible share-for-share at any time into shares of the Company's Common Stock and thereafter would constitute 30% of the outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a) Agreement with Majority Shareholder.  On October
              ------------------------------------
28, 1991, the Company and Oce entered into a Note Purchase Agreement which provided up to $1,500,000 of financing to the Company for the purpose of paying for expenditures or reimbursing the Company for expenditures incurred by the Company to offer its Engineering Change Control and imaging products on the IBM AS/400 Series, or other IBM computer platform, installing, debugging and supporting initial installations and expenses incurred in marketing and selling the resulting IBM-based products. The IBM project was completed and sales of products began in fiscal 1993. Under the Agreement, the first $1 million of notes purchased by Oce bore interest at 7% per annum, the next $250,000 at 9% per annum, and the remaining $250,000 at a variable rate established at 9%.

         Under certain circumstances, the Company was entitled to redeem the notes in exchange for shares of mandatorily redeemable preferred stock.

         On August 26, 1992, the Company exercised its option and issued 10,000 shares of 7% Class One Preferred Stock to Oce in redemption of the $1,000,000 principal amount of notes then outstanding.

         On April 30, 1993, the Company issued an additional
5,000 shares of Class One Preferred Stock to Oce for $500,000;
all such shares carry a 9% dividend.

         Annual dividends on the Preferred Stock for any fiscal year are cumulative to the extent of 50% of the Company's net after-tax earnings, as defined, for such year. At April 30, 1995, $64,685 Preferred Stock dividends were accrued.
Annually, beginning in 1995, the Company is required to redeem the Preferred Stock at a price of $100 per share plus accumulated dividends in an amount equal to a specified portion of after-tax earnings, as defined. Unless dividends on the Preferred Stock are current, the Company may not declare a dividend on, or repurchase any of, the Common Stock.

            Pursuant to the Note Purchase Agreement, upon the conversion of the Class B Stock into Common Stock on April 27, 1992, Oce, the Company and four directors elected by the holders of Common Stock, entered into the Voting Trust Agreement. 2,180,854 shares of Common Stock held by Oce were transferred to Kent P. Friel, Scott D. Watkins, John W. Weil, and Dennis J. Sullivan, Jr. by Oce-van der Grinten, N.V. as Voting Trustees. This Agreement is irrevocable for a period of ten years, except for certain circumstances. (See Item 12.)

         (b)  Legal Services.  James M. Anderson, Secretary of
              ---------------
the Company, is a partner in the law firm of Taft, Stettinius &
Hollister, which firm acts as General Counsel to the Company.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

         (a) (1) The following financial statements for ACCESS Corporation, included on pages 10 through 18 of the 1995 Annual Report to the Shareholders of the Company, which pages are filed as part of this Annual Report on Form 10K and incorporated herein by reference:

            (i)    Independent Auditors' Report;

            (ii)   Balance sheets as of April 30, 1995 and
                   April 30, 1994;

            (iii)  Statements of Operations for the
                   years ended April 30, 1995, April 30, 1994 and April 30, 1993;


            (iv)   Statements of Capital Stock and Other
                   Stock-holders' Equity for the years ended
                   April 30, 1995, April 30, 1994 and April 30,
                   1993;

            (v)    Statements of Cash Flows for the years
                   ended April 30, 1995, April 30, 1994 and
                   April 30, 1993; and

            (vi)   Notes to Financial Statements.


         (2) Exhibits: Refer to EXHIBIT INDEX on page X-l of this Annual Report on Form 10-K.

            (b)  Reports on Form 8-K:  None.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
             FILED PURSUANT TO SECTION 15(D)

      For the information of the Commission, furnished with this Annual Report on Form 10-K are four copies of the Company's 1995
Proxy Statement and form of proxy relating to its Annual Meeting of Shareholders to be held August 21, 1995.

           SIGNATURES

         Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, as of the 24th day of July, 1995.
                         ACCESS CORPORATION

                         By  SCOTT D. WATKINS
                             _________________________________
                             Scott D. Watkins
                             President, Chief Executive Officer,



         Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 24th day of July,1995.

SCOTT D. WATKINS
____________________________ President, Chief Executive
Scott D. Watkins             Officer

NEWTON D. BAKER
_____________________________Executive Vice President
Newton D. Baker              and Treasurer (Principal
                             Financial and Accounting
                             Officer), Director


/s/ KENT P. FRIEL*           Chairman of the Board
____________________
Kent P. Friel


/s/ JAMES H. HARDIE*         Director
____________________
James H. Hardie


/s/ ROBERT J. KALTHOFF*      Director
____________________
Robert J. Kalthoff


/s/ JOHN W. WEIL*            Director
____________________
John W. Weil


/s/ DENNIS J. SULLIVAN, JR.* Director
____________________
Dennis J. Sullivan, Jr.


* Pursuant to Power of Attorney

By NEWTON D. BAKER
_____________________
   Newton D. Baker
   Attorney-In-Fact