Form 10-Q
period 1995-07-31
ACCESS CORP
filed 1995-09-01
CIK 1988

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.   20549

                          FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended July 31, 1995.

                             OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From
                                                          -------------------
     to
        ------------------------

Commission File Number 2-33108

                     ACCESS CORPORATION
   (Exact name of registrant as specified in its charter)

        Ohio                                      31-0673364
-----------------------------------------------------------------------------
(State of incorporation)               (I.R.S Employer Identification Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio         45242-3700
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (513) 786-8350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   X     NO
                                       ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of July 31, 1995. Common Stock, no par value: 3,453,257 shares; Class A Common Stock, no par value: 1,428,572 shares.


  PART I.  FINANCIAL INFORMATION

                         ACCESS CORPORATION
                           BALANCE SHEET

                                    ASSETS

                                         July 31        April 30, 1995
                                          1995          ---------------
                                         -------
CURRENT ASSETS
  Cash                                $ 1,216,621           $  883,487

  Accounts Receivable, Less
   Allowances for Doubtful
   Accounts of $203,268 in
   July 1995 and $18,100 in
   April 1995                           1,838,328            1,015,811
  Inventories
   Raw Material and Purchased
    Parts                                  73,817               79,495
   Work-in-Process                        356,263              318,598
   Finished Goods                          16,631               14,772
                                        ----------           ----------
                                          446,711              412,865

  Prepaid Expenses                        152,200               68,990
  Deferred income tax benefit             112,000              112,000
                                        -----------          ----------
   TOTAL CURRENT ASSETS                 3,765,860            2,493,153


 EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software          1,347,966            1,952,220
  Machinery and Equipment                 503,338              503,337
  Office and Service Equipment            320,025              313,431
  Leasehold Improvements                    5,251                5,000
  Tools, Dies and Fixtures                115,013              115,013
                                        ----------           -----------
                                        2,291,593            2,889,001
  Less Accumulated Depreciation         2,078,518            2,646,833
                                        ----------           -----------
                                          213,075              242,168


COMPUTER SOFTWARE COSTS                 1,574,200            1,742,627

DEFERRED INCOME TAX BENEFIT               651,300              651,300
                                        ----------           -----------
    TOTAL ASSETS                      $ 6,204,435          $ 5,129,248
                                       ===========          ============



   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                   ACCESS CORPORATION
                     BALANCE SHEETS
           LIABILITIES AND STOCKHOLDERS' EQUITY




                                    July 31,       April 30,
                                     1995            1995
                                    -------         --------

CURRENT LIABILITIES

  Accounts Payable               $    252,383     $     95,864
  Accrued Salaries, Wages
   and Commissions                    375,321          120,054
  Accrued Taxes                        25,128           24,429
  Accrued Warranty Expense             28,553           44,275
  Capital Leases- Current              48,238           77,683
  Other Accrued Liabilities           243,014          339,456
  Advances from Customers             865,677           56,613
                                     --------         --------
   TOTAL CURRENT LIABILITIES        1,838,314          758,374


PREPAID MAINTENANCE CONTRACT          378,469          299,578

CAPITAL LEASES                         17,965           23,099



MANDATORILY REDEEMABLE
PREFERRED STOCK                     1,500,000        1,500,000
  Preferred Dividends                       0           64,685

STOCKHOLDERS' EQUITY
 Capital Stock
  Common Stock, No Par Value,
  Authorized 8,000,000 Shares;
  Issued and Outstanding
  3,453,257 Shares                    345,325          345,325
Class A Common Stock, No Par
 Value, Authorized 2,000,000
 Shares; Issued and Outstanding
 1,428,572 Shares                     142,857          142,857
Additional Paid-In Capital         10,761,408       10,760,162
Deficit from April 1, 1985         (8,764,520)      (8,749,449)
16,270 Common Stock Shares In
 Treasury, at Cost                    (15,383)         (15,383)
                                      --------        ---------
TOTAL CAPITAL STOCK AND OTHER       2,469,687        2,483,512
 STOCKHOLDERS' EQUITY


TOTAL LIABILITIES AND            $  6,204,435      $ 5,129,248
 STOCKHOLDERS' EQUITY              ===========       ==========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS



                    ACCESS CORPORATION
                 STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED
                                   JULY 31,
                                 1995               1994
                             ----------------------------------
REVENUE

 System Sales                $     216,061      $      423,340
 Service                         1,090,209           1,046,211
 Manufacturing                      51,001              46,633
                                -----------         ------------
                                 1,357,271           1,516,184

COST

 System Sales                      151,598             228,111
 Service                           568,597             405,315
 Manufacturing                      39,256             127,411
                                -----------         -------------
                                   759,451             760,837

GROSS PROFIT BEFORE
 AMORTIZATION                      597,820             755,347

AMORTIZATION OF COMPUTER
SOFTWARE COST                      168,426             168,426

GROSS PROFIT                       429,394             586,921

 Selling and Administrative        337,758             411,928
 Engineering, Research
  and Development                  109,289             157,319
                                 ------------       -------------
 Total Costs and Expenses          447,047             569,247


EARNINGS (LOSS)FROM
 OPERATIONS                        (17,653)             17,674

OTHER INCOME (EXPENSE)
  Interest Income                   12,414                 950
  Other Income                          66                 728
  Interest Expense                  (2,176)            (10,031)
  Other                             (7,723)               (250)
                                 -------------      -------------
EARNINGS (LOSS)                    (15,072)              9,071
BEFORE INCOME TAXES

INCOME TAXES                                             3,100
                                 -------------      -------------
NET EARNINGS (LOSS)                (15,072)              5,971
                                 =============      =============
PER COMMON SHARE AND COMMON
SHARE EQUIVALENTS
 Net Earnings Per Common
 Share and Common Share
 Equivalent                       $  (0.00)         $     0.00



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS



                                ACCESS CORPORATION
                             STATEMENTS OF CASH FLOWS
                                        THREE MONTHS ENDED
                                               JULY 31,
                                         1995               1994
                                     -----------------------------
CASH FLOWS FROM:
OPERATING ACTIVITIES
  Net Earnings                       $  (15,072)         $   5,971
  Adjustments to Reconcile
  Net Earnings To Net Cash
  Used in Operations:
   Depreciation                          33,760             33,740
   Amortization                         168,426            168,425
   (Gain) Loss on Disposal of
    Fixed Assets                          7,377
   Deferred Income Taxes                                     3,100
  Changes In Assets and Liabilities:
   Accounts Receivable                  291,313           (242,725)
   Inventories                          (33,846)            95,408
   Prepaid Expenses                     (83,210)           (91,132)
   Accounts Payable                      52,895            (28,207)
   Accrued Liabilities                  (66,265)           148,818
   Advances From Customers                8,223                615
   Prepaid Maintenace Contract           63,715             59,664
                                      -----------       -----------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES:                  427,316            153,677

INVESTING ACTIVITIES
  Capital Additions                     (12,045)           (10,908)
  Investment in Subsidiary-Net
  of Cash Acquired of $281,371          (68,629)
                                       -----------       -----------
NET CASH (USED IN) INVESTING
 ACTIVITIES:                            (80,674)           (10,908)


FINANCING ACTIVITIES
  Proceeds(repayments) under
  bank line of credit                          0           (54,252)
  Payments on Capital Leases             (13,508)          (88,767)
                                       -----------       ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:                   (13,508)         (143,019)

NET CHANGE IN CASH                  $    333,134       $      (250)

CASH, Beginning of Year                  883,487             3,500
                                       -----------       ------------
CASH, July 31, 1995 and 1994        $  1,216,621       $     3,250
                                      ===========         ==========



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                     ACCESS CORPORATION
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JULY 31, 1995


NOTE A - Condensed Financial Statements
----------------------------------------

The condensed balance sheets as of July 31, 1995, the condensed statements of earnings for the three month periods ended July 31, 1995 and 1994, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended July 31, 1995 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995. The results of operations for the period ended
July 31, 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - Reclassification
--------------------------

Certain amounts previously reported have been reclassified to be consistent with the classifications being used in the current period.

NOTE C - Acquisition of Subsidiary
-----------------------------------

On July 31, 1995, the Company acquired a new company at a net cost of
$350,000, CimSoft Incorporated.   CimSoft has offices in Michigan and
California. It is the exclusive distributor for all of Cimage Enterprises Systems, Limited (CESL) products in North America. These products are sold under the trade name "Cimage" in markets similar to those the Company has served for many years.

The Company expects to expand their ability to serve its existing markets through new product offerings, broader sales and distribution coverage, and continued growth in its customer service programs.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has two primary lines of business. Over the years the Company has built a substantial, continuing field maintenance business. This business services, on a nationwide basis, hardware and, on a national and international basis, software for the Company's installed base of customers and third parties. The Company is also a leader in the Technical Document Management Systems (TDMS) software business. In this line of business, the Company develops and markets software solutions for its customers' technical processes. TDMS has the potential for substantial growth in revenue and profits in that it serves a potentially large, worldwide market opportunity.

First quarter 1995 revenue of $1.4 million was down $158,900 (10%) compared with the first quarter of fiscal 1995, due to
a decrease in TDMS revenue.   System Sales declined $207,300
while Service and Manufacturing revenue increased $48,400. TDMS revenue of $216,100 was 49% lower than the first quarter of fiscal 1995. TDMS represented 16% of the total revenue in the first quarter of fiscal 1996 compared with
28%  in the same period of fiscal 1995.   In the first
quarter of Fiscal 1995, the Company delivered one (1) system as compared to 15 small enhancements in fiscal 1996. Service/Manufacturing revenue in the first quarter of 1996 of $1.1 million increased 4% over the first quarter of fiscal 1995.

The Company's backlog of orders at July 31, 1995 was $2.1 million compared to $3.4 at July 31, 1994. Current TDMS backlog is 21% lower than the same date last year. Service/Manufacturing backlog was 50% lower than the same period last year. The Service backlog decreased due to a loss of a contract for a customer with multiple sites as well as a steady decrease occuring in the micrographic based maintenace. The Company expects a continual decrease in the service on the micrographic based systems as systems age and are taken out of service. However, the Company is actively seeking additional third party service. The Company expects that additional third party service in combination with service revenue from its new customers will maintain or even grow its service revenue over the long run.


Gross margins before amortization for the first quarter of fiscal 1996 of 44% were within 6% of that for the comparable period in fiscal 1995. Gross margins for the first quarter of fiscal 1995 were higher due to the sale of one TDMS system in 1994 versus the 15 small enhancements delivered in this same period in fiscal 1996. Total cost stayed relatively the same for the first quarter in fiscal 1996. The 15 small enhancements have higher costs than a system which would be mostly software with lower cost. Service/Manufacturing business unit costs increased 14% primarily due to the increased revenue for third party maintenance contracts.

Selling and administrative expenses of $337,800 for the first quarter of fiscal 1996 were 18% lower than the first quarter of fiscal 1995. The primary cause of this reduction was a decrease in labor and travel expenses.

Engineering, research and development expenses are incurred for maintaining, upgrading and developing new products. The first quarter expenses for engineering, research and development of $109,300 decreased $48,000 from the first quarter 1995. This decrease is due to the Company spending less on labor and outside contractors and applying more time to inventory projects rather than development projects.

Interest expense for the first quarter was $2,200 compared with $10,000 in the same period of fiscal 1995. Interest income of $12,400 in the first quarter of fiscal 1996 is $11,500 higher than the $950 reported in the same period in fiscal 1995. This fluctuation in interest expense and income is the result of the Company not using its bank line of credit in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The first quarter of fiscal 1996 ended with $1,216,600 in cash and zero borrowing under tha bank line of credit. The Company provided $427,300 in cash from operations and invested $12,100 in fixed assets. The Company invested $350,000 in the acquisition of a subsidiary which was offset by an additional $281,400 in cash provided by this subsidiary.

Inventories have increased $33,800 since April 30, 1995.
This is primarily due to more time being applied toward a large TDMS system order currently in backlog.

Accounts Receivable increased $291,300 during the first three months of fiscal 1996. This was the result of 15 enhancements completed in the first quarter of fiscal 1996 and not yet paid.

On large customer orders in backlog there are provisions for progress payments to be made by customers based on predetermined events. These orders are expected to be filled within this fiscal year.

Working capital on July 31, 1995 was approximately
$2,007,500 which is $272,700 higher than the April 30, 1995 level. This primarily was the result of the increase in accounts receivable.

The Company's plans are structured so that revenues from its AS/400, UNIX and new Cimage products, in combination with those from its recurring service business, are expected to provide the cash flow required to operate the Company.

On July 31, 1995, the Company acquired a new company at a net cost of $350,000, CimSoft Incorporated. CimSoft has offices in Michigan and California. It is the exclusive distributor for all of Cimage Enterprises Systems, Limited (CESL) products in North America. These products are sold under the trade name "Cimage" in markets similar to those the Company has served for many years.

The Company expects to expand their ability to serve its existing markets through new product offerings, broader sales and distribution coverage, and continued growth in its customer service programs.

                  PART II OTHER INFORMATION
                  --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Registrant's Annual Meeting of Shareholders was held on
August 21, 1995.

At the Annual Meeting, the holders of Common Stock of the Registrant approved a resolution setting the number of directors to be elected at seven. The vote of the shareholders was:

               FOR:                   3,062,387
               AGAINST:                   2,170
               ABSTAIN:                   2,081
               BROKER NON-VOTES:        370,349

The holders of Common Stock of the Registrant approved the appointment of the following directors. The vote of the shareholders was:

                                      FOR       WITHHELD

     Newton D. Baker               3,063,473     3,165
     Kent P. Friel                 3,063,473     3,165
     James H. Hardie               3,065,378     1,260
     Robert J. Kalthoff            3,063,473     3,165
     Dennis J. Sullivan,Jr.        3,065,378     1,260
     Scott D. Watkins              3,065,378     1,260
     John W. Weil                  3,065,378     1,260





Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits.  Refer to EXHIBIT INDEX on page 12 of this
Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter of fiscal year 1996.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACCESS CORPORATION

Date:  August 31, 1995        NEWTON D. BAKER
       ---------------        --------------------
                              Newton D. Baker
                              Executive Vice President

Date:  August 31, 1995        BARBARA A. SOMMER
       ---------------        -----------------------
                              Barbara A. Sommer
                              Assistant Treasurer & Chief
                                Accounting Officer

                        EXHIBIT INDEX

(11)  Statement recomputation of per share earnings.

     (a) The calculation of net earnings per common share and common share equivalent for the three month period ended
July 31, 1995 and 1994 is attached as Exhibit 11(a), page
13.

(19)  Material Contracts:

     (i) Stock Purchase agreement between the Company and William Manning is attached hereto as Exhibit 19(i).

     (ii)  Consulting Agreement between the Company and
Joseph Ben-Gal is  attached hereto as Exhibit 19(ii).




                      ACCESS CORPORATION
           CALCULATION OF NET EARNINGS PER COMMON SHARE
                  AND COMMON SHARE EQUIVALENT


                                         THREE MONTHS ENDED
                                           JULY 31,
                                              1995          1994
                                       ------------------------------
NET EARNINGS (LOSS)                      $  (15,072)     $     5,971


NET EARNINGS APPLICABLE TO COMMON
 SHARES AND COMMON SHARE
 EQUIVALENTS:
  Net Earnings Applicable to Common
  Shares and Common Share
  Equivalents                                 (0.00)            0.00

                                           ==============   =============

CALCULATION OF PRIMARY NET EARNINGS
 PER COMMON SHARE AND COMMON SHARE
 EQUIVALENTS:
  Average Number of Common Shares
  and Common Share Equivalents
  Outsatanding                            4,865,559        4,865,559


  a) Common Share Equivalents have not been included as their inclusion would be anti-dilutive or dilusion is less than 3%
