Form 10-Q
period 1995-10-31
ACCESS CORP
filed 1995-11-30
CIK 1988

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                              FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For Quarterly Period Ended October 31, 1995

                                  OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period
 From ______________________________  to  ________________________

Commission File Number 2-33108

                          ACCESS CORPORATION
        (Exact name of registrant as specified in its charter)

                Ohio                            31-0673364
(State or other jurisdiction		(I.R.S. Employer Identification
of incorporation)				 Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio	45242-3700
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code (513)786-8350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES     X       NO
                                                    ----------     --------
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of October 31, 1995. Common Stock, no par value: 3,453,257 shares; Class A Common Stock, no par value, 1,428,572 shares.


PART I. FINANCIAL INFORMATION


                              ACCESS CORPORATION
                                 BALANCE SHEET
                                    ASSETS
                                           October31,     April 30,
                                              1995          1995
                                           ----------    -----------
CURRENT ASSETS:

Cash                                        $  917,202    $  883,487
Accounts Receivable, Less Allowances         1,549,392     1,015,811
  for Doubtful Accounts of $145,654
  in October 1995 and $18,100 in April 1995
Inventories
  Raw Materials and Purchase Parts              64,720        79,495
  Work - in - Process                          155,693       318,598
  Finished Goods                                20,965        14,772
                                            ----------    ----------
                                               241,378       412,865

Prepaid Expenses                               174,249        68,990
Deferred Income Tax Benefit                    100,900       112,000
                                            ----------    ----------
  TOTAL CURRENT ASSETS                       2,983,121     2,493,153

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software               1,401,001     1,952,220
  Machinery and Equipment                      503,338       503,337
  Office and Service Equipment                 364,275       313,431
  Leasehold Improvements                         5,252         5,000
  Tools, Dies and Fixtures                     115,013       115,013
                                            ----------    ----------
                                             2,388,879     2,889,001
  Less Accumulated Depreciation             (2,115,126)   (2,646,833)
                                            ----------    ----------
                                               273,753       242,168

COMPUTER SOFTWARE COSTS                      1,405,774     1,742,627

DEFERRED INCOME TAX BENEFIT                    651,300       651,300
                                            ----------    ----------
     TOTAL ASSETS                           $5,313,948    $5,129,248
                                            ==========    ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          ACCESS CORPORATION
                            BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                            October 31,     April 30,
                                              1995            1995
                                            -----------    -----------
CURRENT LIABILITIES

  Accounts Payable                         $   238,731   $    95,864
  Accrued Salaries, Wages and Commissions      125,465       120,054
  Accrued Taxes                                 62,122        24,429
  Accrued Warranty Expense                      21,917        44,275
  Capital Leases - Current                      35,166        56,613
  Other Accrued Liabilities                    229,661        77,683
  Advances from Customers                      243,735       339,456
                                           -----------   -----------
TOTAL CURRENT LIABILITIES                      956,797       758,374

PREPAID MAINTENANCE CONTRACT REVENUE           344,336       299,578

CAPITAL LEASES                                   7,699        23,099

MANDATORILY REDEEMABLE PREFERRED STOCK       1,500,000     1,500,000
   Accrued Preferred Dividends                  10,802        64,685

STOCKHOLDERS' EQUITY
  Capital Stock
    Common Stock, No Par Value, Authorized     345,325       345,325
    8,000,000 Shares, Issued and Outstanding
    3,453,257 Shares
    Class A Common Stock, No Par Value,        142,857       142,857
    Authorized 2,000,000 Shares, Issued
    and Outstanding 1,428,572 Shares
  Additional Paid-In Capital                10,749,360    10,760,162
  Deficit from April 1, 1985                (8,727,845)   (8,749,449)
  16,270 Common Stock Shares In                (15,383)      (15,383)
  Treasury, at Cost
                                            ----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                 2,494,314     2,483,512

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $5,313,948    $5,129,248
                                            ==========    ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS



                                ACCESS CORPORATION
                               STATEMENT OF EARNINGS

                                                    Three Months Ended
                                                        October 31,
                                                    1995          1994
                                                  ---------------------
REVENUE
  System Sales                                    $  944,345    $  345,694
  Service                                          1,137,791     1,199,287
  Manufacturing                                       20,880        57,312
                                                   ---------     ---------
                                                   2,103,016     1,602,293

COST OF REVENUE
  System Sales                                       520,633       179,695
  Service                                            606,901       414,275
  Manufacturing                                       50,441       154,649
                                                   ---------     ---------
                                                   1,177,975       748,619

GROSS PROFIT BEFORE AMORTIZATION                     925,041       853,674

AMORTIZATION OF COMPUTER SOFTWARE COST               168,426       168,426

GROSS PROFIT                                         756,615       685,248

Sales and Administrative                             578,056       429,154
Engineering, Research and Development                140,858       121,706
                                                   ---------     ---------
  Total Costs and Expenses                           718,914       550,860

EARNINGS FROM OPERATIONS                              37,701       134,388

OTHER INCOME (EXPENSE)
  Interest Income                                     14,611          (780)
  Other Income                                            10           463
  Interest Expense                                    (4,515)       (6,772)
  Other                                                  (33)          377

NET EARNINGS BEFORE INCOME TAXES                      47,774       127,676

INCOME TAXES                                          11,100        43,400

NET EARNINGS                                          36,674        84,276

PREFERRED DIVIDEND                                    10,802           -

INCOME APPLICABLE TO COMMON SHARES                $   25,872    $   84,276
                                                   =========     =========
PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  Net earnings                                    $     0.01    $     0.02
                                                   =========     ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ACCESS CORPORATION
                             STATEMENT OF EARNINGS


                                                   Six Months Ended
                                                      October 31,
                                                   1995         1994
                                                 _____________________
REVENUE
  System Sales                                   $1,160,406    $  769,034
  Service                                         2,228,000     2,245,498
  Manufacturing                                      71,881       103,945
                                                 ----------     ---------
                                                  3,460,287     3,118,477
COST OF REVENUE
  System Sales                                      672,231       407,806
  Service                                         1,150,651     1,002,225
  Manufacturing                                     114,543        99,424
                                                 ----------     ---------
                                                  1,937,425     1,509,455

GROSS PROFIT BEFORE AMORTIZATION                  1,522,862     1,609,022

AMORTIZATION OF COMPUTER SOFTWARE COST              336,852       336,852

GROSS PROFIT                                      1,186,010     1,272,170

Sales and Administrative                            915,814       841,082
Engineering, Research and Development               250,147       279,026
                                                 ----------     ---------
  Total Costs and Expenses                        1,165,961     1,120,108

EARNINGS FROM OPERATIONS                             20,049       152,062

OTHER INCOME (EXPENSE)
  Interest Income                                    27,052           170
  Other Income                                                      1,191
  Interest Expense                                   (6,652)      (16,803)
  Other                                              (7,746)          127


EARNINGS FROM CONTINUING OPERATIONS                  32,703       136,747
  BEFORE INCOME TAXES

INCOME TAXES                                         11,100        46,500

NET EARNINGS                                         21,603        90,247

PREFERRED DIVIDENDS                                  10,802          -
                                                 ----------     ---------
INCOME APPLICABLE TO COMMON SHARES               $   10,801     $  90,247
                                                 ==========     =========
PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  Net Earnings                                   $     0.00     $    0.02
                                                 ==========     =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                        ACCESS CORPORATION
                     STATEMENTS OF CASH FLOW


                                                          Six Months Ended
                                                             October 31,
                                                            1995       1994
                                                        -------------------
CASH FLOW FROM:
OPERATING ACTIVITIES
    Net Earnings (Loss)                                $  21,603      $  90,247
    Adjustments to Reconcile Net Earnings
      To Net Cash Used in Operations:
           Depreciation                                   70,367         67,255
           Amortization                                  336,852        336,852
           Deferred Income Tax                            11,100         46,500
           (Gain) Loss on Sale of Fixed Asset              7,377            -
           Changes in Assets and Liabilities
              Accounts Receivable                       (313,960)      (372,311)
              Inventories                                171,487         47,742
              Prepaid Expenses                          (105,259)        46,005
              Accounts Payable                           131,734       ( 86,843)
              Accrued Liabilities                       (184,466)      ( 63,725)
              Advances From Customers                   ( 95,720)      ( 27,613)
              Prepaid Maintenance Contract Revenue        17,486         69,734
                                                       ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 68,601        153,843


INVESTING ACTIVITIES:
    Capital Additions                                   (109,331)      (  9,849)
    Investment in Subsidiary                             175,976
                                                       ---------       ---------
    NET CASH (USED IN) INVESTING ACTIVITIES               66,645       (  9,849)

FINANCING ACTIVITIES
    Preferred Dividends                                 ( 64,685)            -
    Net Proceeds(Payments)Under Bank Line of Credit          -         ( 71,807)
    Payments on Capital Leases                          ( 36,846)      ( 38,017)
                                                       ---------       --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (101,531)      (109,824)

NET CHANGE IN CASH                                        33,715         34,170

CASH,  Beginning of the Year                             883,487          3,500
                                                       ---------       --------
CASH, October  31, 1995 and 1994                       $ 917,202      $  37,670
                                                       =========      =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                ACCESS CORPORATION
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995


NOTE A - Condensed Financial Statements

The condensed balance sheet as of October 31, 1995, the condensed statements of earnings for the six month and three month periods ended October 31, 1995 and 1994, and the condensed statements of cash flows for the six month periods ended October 31, 1995 have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended October 31, 1995 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995. The results of operations for the period, ended October 31, 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - Reclassification

Certain amounts previously reported have been reclassified to be consistent with the classifications being used in the current period.

NOTE C - Acquisition

On July 31, 1995, the Company acquired a new company at a net cost of $350,000, CimSoft Incorporated. CimSoft had offices in Michigan and California. It was the exclusive distributor for all of Cimage Enterprises Systems, Limited (CESL) products in North America. These products are sold under the trade name "Cimage" in markets similar to those the Company has served for many years.

The Company expects to expand their ability to serve its existing markets through new product offerings, broader sales and distribution coverage, and continued growth in its customer service programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

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

Fiscal year 1996 second quarter revenue of $2.1 million was up $500,700 (31%) compared with the second quarter of fiscal 1995. Service/Manufacturing revenue of $1.2 million decreased $97,900 (8%) compared with the second quarter of fiscal 1995. TDMS revenue of $944,300 increased $598,700 (173%) compared with the second quarter of fiscal 1995. In the first quarter of fiscal 1996 the Company acquired CimSoft Incorporated. This acquisition included a substantial TDMS order in the amount of $439,700 which was delivered in August 1995. The Company also completed a major TDMS contract in the month of October totaling $221,600. The reduction in Service/Manufacturing is due to a re-certification order received for
 $159,900 in October 1994.

Revenue for the first six months of fiscal 1996 of $3.5 million increased 11% from the six months ended October 31, 1994. TDMS revenue of $1,160,400 was 51% higher than the same period last year. This increase was due to the recognition of revenue of the CimSoft order received in the acquisition, which represented $373,700 of revenue as well as the settlement on a major contract in the amount of $221,600. Service/ Manufacturing revenue of $2.3 million was essentially unchanged from the prior year.

The Company's current backlog of orders is $2.2 million compared to $3.5 million at the end of the six months ended October 31, 1994. Current TDMS backlog of $619,000 is 55% lower than that at the same date last year. This decrease in backlog is the result of the Company delivering a major order that was in backlog last fiscal year as well as the cancellation of a portion of that order. The order that was canceled was for development effort of a new product. This customer decided to
remain on their existing Access system.   Service/Manufacturing backlog
of $1.6 million was 25% lower at October 31, 1995 compared with October 31, 1994. This reduction in backlog was due to the loss of some of the maintenance coverage on the Company's micrographic based systems delivered several years ago which the Company no longer manufactures. The Company expects this portion of its business to continue to decline. This Service/Manufacturing backlog is expected to be delivered within the next twelve months.

Cost of sales for the second quarter and six months ended October 31, 1995 of 56% were within 9% and 8%, respectively, of those for the comparable periods in fiscal 1994.

Selling and administrative expenses of $578,100 for the second quarter of fiscal 1995 were $148,900 (35%) higher than the second quarter of fiscal 1995. Selling and administrative expenses for the six months ended October 1995 of $915,800 were 9% higher than the same period last fiscal year. Selling and administrative expenses increased due to the acquisition of CimSoft. The Company will continue to grow the sales operation to take advantage of the sales opportunities resulting from the CimSoft acquisition.

Engineering, research and development expenses are incurred for maintaining, upgrading and developing new products. The second quarter expense for engineering, research and development of $140,900 increased $19,200 from the second quarter of last fiscal year. This increase in development expense reflects the introduction of a new product, Cimage software. This increase in development expense is the result of less time being applied to inventory projects, offset partially by a reduction in labor and other related expenses.

Interest income for the second quarter and six months ended October 31, 1995 was $14,600 and $27,100, respectively, compared with ($800) and $200, respectively. Interest income for fiscal 1995 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1996, the Company increased its cash balance by $33,700 leaving $917,200 in cash. The Company provided $3,900 in cash from operations and invested $146,200 in fixed assets. The Company increased the cash $176,000 from investments for the acquisition of CimSoft through the collection of the Cimage Accounts Receivable, offset by a reduction in Customer Deposits and other liabilities.

Inventory has decreased $171,500 since April 30, 1995. This decrease is due to work in process inventory on TDMS projects being delivered in the second quarter of fiscal 1996.

Accounts receivable increased $314,000 between April 30, 1995 and the end of October 1995. The majority of this increase relates to a
development contract completed in October 1995.   This receivable is
expected to be collected before the end of fiscal 1996.

On large customer orders there are provisions for progress payments to be made by customers based on predetermined events. These advances decreased approximately $95,700 since April 30, 1995.

Working capital on October 31, 1995 was approximately $2,026,300, which is $291,500 higher than the April 30, 1995 level. This primarily was the result of the increase in cash, accounts receivables and prepaid expenses.

The Company's operations are structured so that revenues from its ongoing service business, in combination with the sale of new Cimage , AS/400 and UNIX products are expected to provide the cash flow required to operate the Company.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  November 30, 1995                /s/Newton D. Baker
                                        ------------------
                                        Newton D. Baker
                                        Executive Vice President

Date:  November 30, 1995                /s/ Barbara A. Sommer
                                        ---------------------
                                        Barbara A. Sommer
                                        Assistant Treasurer & Chief
                                        Accounting Officer

                                    SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  November 30, 1995                NEWTON D. BAKER
					---------------------------
					Newton D. Baker
					Executive Vice President

Date:  November 30, 1995                BARBARA A. SOMMER
					--------------------------------
					Barbara A. Sommer
                                        Assistant Treasurer & Chief
                                        Accounting Officer

                                EXHIBIT INDEX

(11)	Statement re-computation of per share earnings

		(a) The calculation of net earnings per common share and common share equivalent for three month periods ended October 31, 1995 and 1994 is attached as Exhibit 11(a).

		(b) The calculation of net earnings per common share and common share equivalent for the six month periods ended October 31, 1995 and 1994 is attached as Exhibit 11(b).


                                                                Exhibit 11(a)
                                ACCESS CORPORATION
                    CALCULATION OF NET EARNINGS PER COMMON SHARE
                            AND COMMON SHARE EQUIVALENT


                                                      Three Months Ended
                                                         October 31,
                                                       1995       1994
                                                      -------------------

NET EARNINGS APPLICABLE TO COMMON SHARES AND
  COMMON SHARE EQUIVALENTS:
       Net Earnings                                  $  36,674    $  84,276

       Preferred Dividend                               10,802          -

       Net Earnings Applicable to Common Shares and
       Common Share Equivalents                      $  25,872    $  84,276

CALCULATION OF PRIMARY NET EARNINGS PER
  COMMON SHARE AND COMMON SHARE EQUIVALENTS:
       Average Number of Common Shares and Common
       Share Equivalents Outstanding                 4,865,559    4,865,559

PRIMARY NET EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT:
     Net Earnings per Common Share and Common Share
     Equivalents after Discontinued Operations       $    0.01    $    0.02
                                                     =========    =========

a) Common Share Equivalents have not been included as their inclusion would be anti-dilutive or dilution is less than 3%


                                                                 Exhibit 11(b)
                                ACCESS CORPORATION
                CALCULATION OF NET EARNINGS PER COMMON SHARE
                           AND COMMON SHARE EQUIVALENT


                                                          Six  Months Ended
                                                              October 31,
                                                          1995        1994
                                                         -------------------

NET EARNINGS APPLICABLE TO COMMON SHARES AND
  COMMON SHARE EQUIVALENTS:
         Net Earnings                                    $  21,603    $  90,247

         Preferred Dividend                                 10,802           -

       Net Earnings Applicable to Common Shares and
       Common Share Equivalents                          $  10,801    $  90,247

CALCULATION OF PRIMARY NET EARNINGS PER
  COMMON SHARE AND COMMON SHARE EQUIVALENTS:
       Average Number of Common Shares and Common
       Share Equivalents Outstanding                     4,865,559    4,865,559

PRIMARY NET EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT:
     Net Earnings per Common Share and Common Share
     Equivalents after Discontinued Operations           $    0.00    $    0.02
                                                         =========    =========

a) Common Share Equivalents have not been included as their inclusion would be anti-dilutive or dilution is less than 3%
