Form 10-Q/A
period 1995-10-31
ACCESS CORP
filed 1996-01-02
CIK 1988

THE PURPOSE OF THIS SUBMISSION IS TO ATTACH EXHIBIT 27

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                          FORM 10-Q-AMENDMENT 1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For Quarterly Period Ended October 31, 1995

                                  OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
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

					ACCESS CORPORATION

Date:  January 2, 1996                  /s/Newton D. Baker
                                        ------------------
                                        Newton D. Baker
                                        Executive Vice President

Date:  January 2, 1996                  /s/ Barbara A. Sommer
                                        ---------------------
                                        Barbara A. Sommer
                                        Assistant Treasurer & Chief
                                        Accounting Officer

                                    SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  January 2, 1996                NEWTON D. BAKER
				                                 	---------------------------
				                                 	Newton D. Baker
				                                 	Executive Vice President

Date:  January 2, 1996                BARBARA A. SOMMER
                                 					----------------------------
				                                 	Barbara A. Sommer
                                      Assistant Treasurer & Chief
                                      Accounting Officer

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


(27)  Exhibit 27 Financial Data Schedule


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
