Form 10-Q
period 1996-01-31
ACCESS CORP
filed 1996-02-28
CIK 1988

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.   20549

                     FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For Quarterly Period Ended January 31, 1996

                           OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From ______________ to  ________________

Commission File Number 2-33108

                        ACCESS CORPORATION
     (Exact name of registrant as specified in its charter)

                Ohio                       31-0673364
------------------------------------------------------------------------
(State or other jurisdiction     (I.R.S. Employer Identification Number)
 of incorporation)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio	45242-3700
-------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

                                                YES     X       NO
                                                    ------         --------
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of January 31, 1996. Common Stock, no par value: 4,865,559 shares.


PART I. FINANCIAL INFORMATION

                        ACCESS CORPORATION
                          BALANCE SHEETS
                              ASSETS
                                                  January 31,  April 30,
                                                     1996         1995
CURRENT ASSETS:
  Cash                                         $ 1,252,837   $  883,487
  Accounts Receivable, Less Allowances
    for Doubtful Accounts of $81,014
    in January 1996 and $18,100 in April 1995    2,334,017     1,015,811
  Inventories
    Raw Materials and Purchase Parts               106,791        79,495
    Work - in - Process                             92,632       318,598
    Finished Goods                                  15,751        14,772
                                                 ---------     ---------
                                                   215,174       412,865

Prepaid Expenses                                   241,139        68,990
Deferred Income Tax Benefit                         30,200       112,000
                                                 ---------     ---------
    TOTAL CURRENT ASSETS                         4,073,367     2,493,153

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software                   1,427,240     1,952,220
  Machinery and Equipment                          503,338       503,337
  Office and Service Equipment                     364,276       313,431
  Leasehold Improvements                             9,422         5,000
  Tools, Dies and Fixtures                         115,013       115,013
                                                 ---------     ---------
                                                 2,419,289     2,889,001
  Less Accumulated Depreciation                 (2,153,499)   (2,646,833)
                                                 ---------    ----------
                                                   265,790       242,168

COMPUTER SOFTWARE COSTS                          1,237,348     1,742,627

DEFERRED INCOME TAX BENEFIT                        651,300       651,300
                                                 ---------     ---------
     TOTAL ASSETS                              $ 6,227,805    $5,129,248
                                               ===========    ==========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                        ACCESS CORPORATION
                          BALANCE SHEETS
                LIABILITIES AND STOCKHOLDERS' EQUITY

                                          January 31,     April 30,
                                              1996            1995
CURRENT LIABILITIES

  Accounts Payable                        $    149,176    $   95,864
  Accrued Salaries, Wages and Commissions      293,387       120,054
  Accrued Taxes                                 27,245        24,429
  Accrued Warranty Expense                      21,917        44,275
  Capital Leases - Current                      27,299        56,613
  Other Accrued Liabilities                    762,772        77,683
  Advances from Customers                      228,635       339,456
                                          ------------    ----------
TOTAL CURRENT LIABILITIES                    1,510,431       758,374

PREPAID MAINTENANCE CONTRACT REVENUE           574,934       299,578

CAPITAL LEASES                                     -          23,099

MANDATORILY REDEEMABLE PREFERRED STOCK       1,500,000     1,500,000
   Accrued Preferred Dividends                  79,464        64,685

STOCKHOLDERS' EQUITY
  Capital Stock
   Common Stock, No Par Value, Authorized
   8,000,000 Shares, Issued and Outstanding
   3,453,257 Shares                            488,183       345,325
   Class A Common Stock, No Par Value,
   Authorized 2,000,000 Shares, Issued
    and Outstanding 1,428,572 Shares(1995)         -         142,857
  Additional Paid-In Capital                10,680,698    10,760,162
  Deficit from April 1, 1985                (8,590,522)   (8,749,449)
  16,270 Common Stock Shares In
    Treasury, at Cost                          (15,383)      (15,383)
                                            ----------     ---------
  TOTAL STOCKHOLDERS' EQUITY                 2,562,976     2,483,512

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $6,227,805    $5,129,248
                                            ==========    ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                        ACCESS CORPORATION
                      STATEMENT OF EARNINGS

                                          Three Months Ended
                                             January 31,
                                         1996         1995
REVENUE
  System Sales                           $1,317,097   $  164,371
  Service                                 1,233,846    1,172,516
  Manufacturing                              37,113       69,707
                                         ----------   ----------
                                          2,588,056    1,406,594

COST OF REVENUE
  System Sales                              714,201       78,698
  Service                                   546,176      508,398
  Manufacturing                              58,481       64,816
                                         ----------   ----------
                                          1,318,858      651,912

GROSS PROFIT BEFORE AMORTIZATIO           1,269,198      754,682

AMORTIZATION OF COMPUTER SOFTWARE COST      168,426      168,426
                                         ----------   ----------
GROSS PROFIT                              1,100,772      586,256

Sales and Administrative                    722,263      339,257
Engineering, Research and Development       180,998      158,284
                                         ----------   ----------
  Total Costs and Expenses                  903,261      497,541

EARNINGS FROM OPERATIONS                    197,511       88,715

OTHER INCOME (EXPENSE)
  Interest Income                            12,625        1,021
  Other Income                                  621          359
  Interest Expense                           (2,439)      (5,452)
  Other                                        (295)      (2,089)
                                         ----------   ----------
EARNINGS BEFORE INCOME TAXES                208,023       82,554

INCOME TAXES                                 70,700       28,100
                                         ----------   ----------
NET EARNINGS                                137,323       54,454

PREFERRED DIVIDEND                           68,662          -

INCOME APPLICABLE TO COMMON SHARES       $   68,661   $   54,454
                                         ==========   ==========

PER COMMON SHARE AND COMMON SHARE EQUIVALENT
  Net earnings                           $      0.01  $     0.01
                                         ===========  ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                ACCESS CORPORATION
                              STATEMENT OF EARNINGS

                                           Nine Months Ended
                                             January 31,
                                           1996        1995

REVENUE
  System Sales                            $ 2,477,502   $   933,404
  Service                                   3,461,846     3,418,014
  Manufacturing                               108,995       173,653
                                          -----------   -----------
                                            6,048,343     4,525,071
COST OF REVENUE
  System Sales                              1,386,432       486,504
  Service                                   1,696,827     1,510,623
  Manufacturing                               173,024       164,241
                                          -----------   -----------
                                            3,256,283     2,161,368

GROSS PROFIT BEFORE AMORTIZATION            2,792,060     2,363,703

AMORTIZATION OF COMPUTER SOFTWARE COST        505,278       505,278
                                          -----------   -----------
GROSS PROFIT                                2,286,782     1,858,425

Sales and Administrative                    1,638,077     1,180,338
Engineering, Research and Development         431,145       437,310
                                          -----------   -----------
  Total Costs and Expenses                  2,069,222     1,617,648

EARNINGS FROM OPERATIONS                      217,560       240,777

OTHER INCOME (EXPENSE)
  Interest Income                              39,677         1,191
  Other Income                                    621         1,550
  Interest Expense                             (9,091)      (22,255)
  Other                                        (8,041)       (1,962)
                                          -----------   -----------
EARNINGS BEFORE INCOME TAXES                  240,726       219,301

INCOME TAXES                                   81,800        74,600
                                          -----------   -----------
NET EARNINGS                                  158,926       144,701

PREFERRED DIVIDENDS                            79,464           -
                                          -----------   -----------
INCOME APPLICABLE TO COMMON SHARES        $    79,462   $   144,701
                                          ===========   ===========
PER COMMON SHARE AND COMMON SHARE EQUIVALENT
  Net Earnings                            $      0.02   $      0.03
                                          ===========   ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                ACCESS CORPORATION
                             STATEMENTS OF CASH FLOW

                                                          Nine Months Ended
                                                             January 31,
                                                          1996       1995

CASH FLOW FROM:
OPERATING ACTIVITIES
    Net Earnings                                           $  158,926  $ 144,701
    Adjustments to Reconcile Net Earnings
      To Net Cash Used in Operations:
         Depreciation                                         108,741    104,845
         Amortization                                         505,278    505,278
         Deferred Income Tax                                   81,800     74,600
         (Gain) Loss on Sale of Fixed Asset                     7,377        454
         Changes in Assets and Liabilities
           Accounts Receivable                               (280,376)  (609,654)
           Inventories                                        197,691    (38,567)
           Prepaid Expenses                                  (172,149)     5,151
           Accounts Payable                                   (50,312)  (113,541)
           Accrued Liabilities                                441,795     15,126
           Advances From Customers                           (628,819)   222,799
           Prepaid Maintenance Contract Revenue               260,181    253,565
                                                           ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     630,133    564,757

INVESTING ACTIVITIES:
  Capital Additions                                          (139,741)   (14,781)
  Investment in Subsidiary                                    (68,629)        -
  Proceeds from Disposal of Fixed Assets                           -         240
                                                           ----------  ---------
    NET CASH (USED IN) INVESTING ACTIVITIES                  (208,370)   (14,541)

FINANCING ACTIVITIES
  Net Proceeds(Payments)Under Bank Line of Credit                 -      (71,807)
  Payments on Capital Leases                                  (52,413)   (53,692)
                                                           ----------  ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (52,413)  (125,499)

NET CHANGE IN CASH                                            369,350    424,717

CASH,  Beginning of the Year                                  883,487      3,500
                                                           ----------  ---------
CASH, January  31, 1996 and 1995                           $1,252,837  $ 428,217
                                                           ==========  =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                ACCESS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1996


NOTE A - CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of January 31, 1996, the condensed statements of earnings for the nine month and three month periods ended January 31, 1996 and 1995, and the condensed statements of cash flows for the nine month periods ended January 31, 1996 have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended January 31, 1996 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995. The results of operations for the period ended January 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE B - RECLASSIFICATION

Certain amounts previously reported have been reclassified to be consistent with the classifications being used in the current period.

NOTE C - ACQUISITION

On July 31, 1995, the Company acquired CimSoft Incorporated at a net cost of $350,000. CimSoft had offices in Michigan and California. It was the exclusive distributor for all of Cimage Enterprises Systems, Limited (CESL) products in North America. These products are sold under the trade name "Cimage" in markets similar to those the Company has served for many years.

The Company expects to expand its ability to serve its existing markets through new product offerings, broader sales and distribution coverage, and continued growth in its customer service programs.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company has two primary lines of business. Over the years the Company has built a substantial, continuing maintenance business. This business services, on a nationwide basis, hardware and, on a national and international basis, software for the Company's installed base of customers and third parties. The company is also a leader in the Technical Document Management Systems (TDMS) software business. In this line of business, the Company markets both it's proprietary software and resells as a value added re-seller software developed by other companies. The TDMS software that the company markets, enhances the quality of its customers' products and service by providing world class solutions for their technical process. TDMS has the potential for substantial growth in revenue and profits in that it serves a large, worldwide market opportunity.

Fiscal year 1996 third quarter revenue of $2.6 million was up $1,181,500 (84%) compared with the third quarter of fiscal 1995. As a result of the Service/Manufacturing revenue of $1.3 million increased $28,700 (2%) compared with the third quarter of fiscal 1995. TDMS revenue of $1.3 million increased $1,152,700 (701%) compared with the third quarter of fiscal 1995. In the first quarter of fiscal 1996 the Company acquired CimSoft Incorporated. This increase resulted from the Company's acquisition described below. This acquisition the Company obtained the sole distribution rights in North America for Cimage software. The Company recorded revenue includes $1,181,500 in Cimage software, hardware and professional services and $397,600 for Cimage Software support in the third quarter of fiscal 1996. The Service revenue for Micrographic equipment continues to decline. This decline in revenue is the result of the declining population of the System M previously manufactured by the Company. The Company anticipates a decrease in System M Service revenue over the next few years. In the current year the sales force has concentrated on the Cimage product line with the result that there has been a dramatic growth in the Cimage product line for bookings and revenue and a decline in the Company's unix and AS/400 product line bookings and revenue. The Company continues to be optimistic about the AS/400 product line and expects a substantial growth in the coming years.

Revenue for the first nine months of fiscal 1996 of $6.0 million increased 34% from the nine months ended January 31, 1995. TDMS revenue of $2.5 million was 165% higher than the same period last fiscal year. This increase was due to the recognition of revenue for Cimage products representing $1,799,000 of revenue. Service revenue of $3.6 million was essentially unchanged from the prior year.

The Company's current backlog of orders is $3.5 million compared to $3.4 million at January 31, 1995. Current TDMS backlog of $1.3 million is 4% higher than that at the same date last year. The increase is due to $800,100 of Cimage backlog of orders at the end of the third quarter of
fiscal 1996.   Service backlog  of $2.2 million was 3% higher at January
31, 1996, compared with January 31, 1995. The increase occurred in the Cimage Software Maintenance bookings, which totaled $486,500 in backlog at January 31, 1996. This Service backlog is expected to be delivered within the next twelve months.

Cost of sales for the third quarter and nine months ended January 31, 1996, of 51% and 54%, respectively were within 5% and 6%, respectively, of those for the comparable periods in fiscal 1995. The Company is required to pay royalties on the Cimage Product line which reduced the gross margin for service and software.

Selling and administrative expenses of $722,300 for the third quarter of fiscal 1996 were $383,000 (113%) higher than the third quarter of fiscal 1995. Selling and administrative expenses for the nine months ended January 1996 of $1,638,100 were 39% higher than the same period last fiscal year. Selling and administrative expenses increased due to the acquisition of CimSoft. The increase in sales operations is primarily due to the hiring of additional sales and technical support personnel. The Company will continue to grow the sales operation to take advantage of the sales opportunities of the Cimage product line.

Engineering, research and development expenses are incurred for maintaining, upgrading and developing new products. The third quarter expense for engineering, research and development of $181,000 increased $22,700 from the third quarter of last fiscal year. This increase in development expense was primarily due to installation and support personnel applying time to internal projects rather than customer funded work.

Interest income for the third quarter and nine months ended January 31, 1996, was $12,600 and $39,700, respectively, compared with $1,000 and $1,200, respectively for fiscal 1995. Interest income for fiscal 1996 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1996, the Company increased its cash balance by $369,300 leaving $1,252,800 in cash. The Company provided $709,600 in cash from operations and the Company used $139,700 for capital purchases, $68,600 for the investment of CimSoft and $52,400 for payments on capital leases.

Inventory has decreased $197,700 since April 30, 1995. This decrease is due to work in process inventory on TDMS projects being delivered in the third quarter of fiscal 1996.

Accounts Receivable, Other Accrued Liabilities, Accounts Payable and Accrued Salaries, Wages and Commissions increased $1,318,200, $685,100, $53,300 and $173,300 respectively between April 30, 1995, and the end of January 1996. The major contributor to this fluctuation is the revenue from CimSoft customers for the Cimage product line, and the royalties due Cimage on these orders.

On large customer orders there are provisions for progress payments to be made by customers based on predetermined events. These advances decreased approximately $110,800 since April 30, 1995.

Working capital on January 31, 1996, was approximately $2,562,900, which is $828,100 higher than the April 30, 1995 level. This primarily was the result of the increase in cash, accounts receivable and prepaid expenses.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  February 28, 1996		/s/Newton D. Baker
                                        Newton D. Baker
                                        Executive Vice President

Date:  February 28, 1996		/s/ Barbara A. Sommer
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

					ACCESS CORPORATION

Date:  February 28, 1996                NEWTON D. BAKER
					---------------
					Newton D. Baker
					Executive Vice President

Date:  February 28, 1996                BARBARA A. SOMMER
					-----------------
					Barbara A. Sommer
                                        Assistant Treasurer & Chief
                                        Accounting Officer

                        EXHIBIT INDEX

(11)	Statement re-computation of per share earnings

		(a) The calculation of net earnings per common share and common share equivalent for three month periods ended January 31, 1996 and 1995 is attached as Exhibit 11(a).

		(b) The calculation of net earnings per common share and common share equivalent for the nine month periods ended January 31, 1996 and 1995 is attached as Exhibit 11(b).
















































15