Form 10-K405
period 1996-04-30
ACCESS CORP
filed 1996-07-25
CIK 1988

FORM 10-K ANNUAL REPORT
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549



               (Mark One)

    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1996.
                          ---------------
OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ______________


Commission file number:  2-33108

ACCESS CORPORATION
- -------------------
(Exact name of registrant as specified in its charter)

           Ohio                                  31-0673364
        -----------                             ---------------
State of Incorporation                          I. R. S.
                                                Employer Identification Number


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio   45242-3700
- -------------------------------------------------------   -----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (513)786-8350

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes   X . No    .
                                                 ----     ----
            Indicate by check mark if disclosure of delinquent fillers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Inapplicable.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Because there is no established market for the Common Stock of the Company, it is not possible to determine the aggregate market value of such Common Stock held by non-affiliates.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report. Common Stock, without par value:
4,865,559 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The 1996 Annual Report to the shareholders of the Company for the fiscal year ended April 30, 1996, is incorporated herein by reference in Parts I and II to the extent specified in such Parts.

PART I

ITEM 1.  BUSINESS

         The registrant ("ACCESS" or the "Company") was incorporated under the laws of the State of Ohio on November 18, 1963. Its executive offices are located at 4350 Glendale-Milford
Road, Suite 250, Cincinnati, Ohio 45242-3700, and its telephone number is (513) 786-8350.

DESCRIPTION OF PRODUCTS AND SERVICES

         ACCESS, a Cincinnati-based company has two business units: Electronic Document Management Systems (EDMS) and
Customer Support (component and systems maintenance).

         Founded over thirty years ago, ACCESS has designed systems for use by organizations throughout the world. Some have been in continuous use for as long as twenty years.

         ACCESS' EDMS business unit provides software and professional services to assist its customers in the design, configuration, installation and maintenance of electronic document systems. The Customer Support business unit is comprised of hardware and software service which is provided to the Company's installed base of customers and third-party maintenance customers. It also provides media and parts on a worldwide basis to the Company's installed customer base.




EDMS BUSINESS UNIT
- --------------------
         ACCESS Corporation is dedicated to enhancing the quality of its customers' products by providing software and professional services for their document based processes. ACCESS' early success in automating the handling of document based information positioned the Company to take a leadership role in the evolution of computer technology in the specialized area of imaging, document and workflow management. ACCESS provides document and workflow management in three distinct markets: Discrete Manufacturing, Oil & Gas, and Utilities. ACCESS provides both software and professional services to configure, install and maintain electronic document management solutions. ACCESS' extensive history in sales and service of document based retrieval technology has allowed the Company to build an expertise in applying current state of the art technologies to customers' document management products.

         The EDMS Business Unit experienced significant growth in fiscal 1996, in terms of both revenues and staffing. In the first quarter of fiscal 1996, ACCESS acquired CimSoft, Inc., a systems integrator servicing a wide base of EDMS customers within the United States. At the same time, ACCESS also formalized a strategic alliance with Cimage Enterprise Systems Ltd., making ACCESS the exclusive distribution and support provider for Cimage products within North America. These two business ventures positioned ACCESS for rapid growth through three changes: an increased customer base, an additional leading edge software offering, and additional personnel skilled in the sale and support of EDMS applications. In addition to this new role as a software reseller, ACCESS continues to maintain and develop Document Management Software and still provides the industry's only large format EDMS available on the IBM AS/400 computer.

         Throughout fiscal 1996, ACCESS increased staff within the EDMS Business Unit to meet the growing demand for software products and professional support services. Through the continued recruitment of EDMS experienced personnel, ACCESS was able to minimize the training time and costs associated with expanding our EDMS business. As a result of the business ventures previously mentioned, this business unit enjoyed a 198% growth in revenues during fiscal 1996, compared with fiscal 1995. Equally important, ACCESS was able to meet its originally stated goal of sustaining a consistent increased profit throughout this growth period.

         ACCESS' EDMS software offerings fall into two product areas: EDICS (Engineering Document Image Control System) and the Cimage Document Manager System. EDICS is primarily focused at providing Document Life Cycle Management on the IBM AS/400 platform, while the Cimage Document Management is focused on Document Distribution applications using UNIX and Microsoft Windows NT servers.

         Both products utilize a powerful database application for managing documents and related information, including paper-based documents, A through J-size drawings, Computer Aided Design
(CAD) data, company procedures and office correspondence. These documents come from multiple sources in multiple formats. The EDMS applications integrate all of them into a single system which fully automates the revision and distribution processes, and also provides flexible tools for viewing, editing, and printing.

         ACCESS also provides high added professional services to its customers. ACCESS' industry specialization allows it to apply its document system expertise to its customer business problem in Document Management Applications. While the various software modules are the same at each customer, each implementation is unique through the "tailoring" of the document organizational structure, document-to-document relationships, and user interface presentation. Through ACCESS' understanding of Document Management requirements, customers have been able to achieve industry compliance with regulatory agencies, become ISO 9000 certified, and achieve system implementations in extremely short time periods. ACCESS increased fiscal 1996 professional services revenue by 6% as compared to fiscal 1995. This increase is primarily due to the delivery of professional services to our customers utilizing the Cimage product.

CUSTOMER SUPPORT BUSINESS
- -------------------------
         ACCESS' Customer Support business unit provides quality hardware and software service on a nationwide basis to both the Company's installed base of EDMS customers and third-party maintenance customers. The Software Support revenue from our EDMS customers grew by 42% in fiscal 1996 over fiscal 1995. This growth is attributed to the Company bringing Cimage customers under maintenance contracts.

         Third-party maintenance includes the support of non-ACCESS electronic and electromechanical equipment such as card embossers, microfiche duplicators, microfilm scanners, large drawing format scanners, large format plotters, highly sophisticated 5-1/4" and 12" laser drives, and optical jukebox systems. ACCESS has a number of hardware manufacturers and vendors, Support Partners that recommend ACCESS as their nationwide service provider. The Company's third-party maintenance revenue increased by 41% in fiscal 1996 over fiscal 1995.

         Growth in third-party maintenance is an ACCESS strategic objective. ACCESS continues to pursue additional third-party service opportunities with manufacturers and distributors of electronic and electromechanical products. ACCESS' key to success in third-party maintenance is the ability to provide its Support Partners with all of the benefits of having their own national service company without having to build and support the infrastructure of a nationwide service organization. ACCESS offers its business partners a 24 hour-a-day, toll-free dispatch center; rapid on-site service response, quality repairs and preventive maintenance for their customers.


MARKETING
- ---------
         The Company markets its products for the most part directly in the United States. Marketing operations are conducted primarily from the Company's headquarters in Cincinnati, Ohio. The Company employs ten sales and marketing personnel.

         Electrical Document Management Systems (EDMS), as well as related computer systems, are produced and configured only in response to firm orders. At the end of fiscal years 1996 and 1995, EDMS backlog totaled approximately $600,100 and $1,053,900, respectively. The EDMS backlog at the end of 1996 fiscal year is expected to be delivered within the 1997 fiscal year.

         EDMS systems have been installed in 48 states, Japan, Europe, Australia, Canada, Mexico, Jamaica, Puerto Rico, the Middle East, China, and the former Soviet Union. Sales in and outside the United States are handled predominantly on a direct basis. There is no recurring geographic market concentration with respect to the sales of ACCESS systems in the United States.

         Aggregate sales to international customers represented 1% of the Company's annual sales in fiscal 1996. In fiscal year
1996, no domestic distributors were employed.

         ACCESS' primary marketing focus is the sale of the Electronic Document Management System products to manufacturers, information processors, utilities and other users of technical documentation. Marketing for the Component Service business unit is provided by ACCESS personnel to sell the Company's services.

         No single customer accounts for a significant percentage of the Company's revenues on a continuing basis. Net sales to the utilities industry were 33.8% of fiscal 1996 revenues and 4.6% of fiscal 1995 revenues; net sales to the various agencies of the federal government represented 10.9% of fiscal 1996 revenues and 18% of fiscal 1995 revenues, (these contracts could have been canceled at the election of the government); net sales to the manufacturing industry were 1.5% of fiscal 1996 revenues and 12.4% of fiscal 1995 revenues; and net sales to the aerospace industry were 14.9% of fiscal 1996 revenues and 18.8% of fiscal 1995 revenues. See Note 7 of Notes to Financial Statements included on page __ of the 1996 Annual Report to Shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

COMPETITION
- ------------
         Increases in Electronic Document Management Systems
(EDMS) competition continue to push system prices down to historically unprecedented low levels. The highly publicized changes within IBM have inhibited the growth of the Company's relationship with that organization. IBM discontinued many partner programs which previously helped in marketing the Company's product.

PURCHASING AND PRODUCTION
- --------------------------
         The majority of the EDMS software is supplied by Cimage. The EDMS hardware and some miscellaneous software and supplies are purchased by the Company from a number of suppliers. In the case of certain materials, the Company employs a single source of supply, although alternative sources are available. The Company integrates and installs the EDMS hardware and software.





PATENTS
- --------
         At the current time, technology utilized in the Company's micrographic storage and retrieval unit and related products are protected by three unexpired United States patents owned by the Company.

PRODUCT DEVELOPMENT
- --------------------
         Development to enhance the current technical document management and distributions systems is in process. In its development operations, the Company currently employs approximately 11 persons with degrees in engineering and related fields. Some of these individuals are involved in the delivery and maintenance of systems or engaged in consulting with respect to these systems. In addition, the Company from time to time engages the services of independent research firms and contractors to assist in development projects. During fiscal year 1996 and fiscal year 1995, the Company spent $922,036 and $1,018,486, respectively, on these activities. See Note 5 of Notes to Financial Statements included on page 18 of the 1996 Annual Report to shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

EMPLOYEE RELATIONS
- -------------------
         The Company employs approximately 54 persons, all on a full-time basis and all of whom are non-union. Approximately ten employees are connected with marketing activities, while the others are involved in production, installation, service, product development, and financial or administrative operations.

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

         The Company also operates a sales office in Irvine, California. The Irvine property is occupied under a lease which extends through July 2, 1998. The annual rent under this lease is $44,956.

         The Company owns automatic, custom-made machines used in the production of its proprietary media and owns various standard tools and equipment used in the production of ACCESS products.

         The capacity of the Company's EDMS facilities and equipment exceeds the current requirements of the Company's operations.

         The Company owns computer hardware and software used for development, support, and installation for its EDMS product.

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
RELATED STOCKHOLDER MATTERS

         Information with respect to the market for the Company's Shares of Common Stock and related security holder matters is set forth on page 21 of the 1996 Annual Report to the shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

       Information with respect to selected financial data of the Company is set forth on page 7 of the 1996 Annual Report to the shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is set forth on pages 8 through 10 of the 1996 Annual Report to the shareholders of the Company, which pages are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages 12 through 15 of the 1996 Annual Report to the shareholders of the Company, which information on such pages is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

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

         NEWTON D. BAKER, age 62. Mr. Baker has been the Executive Vice President of the Company since October 1986. He has been the Treasurer of the Company since July 1970 and Assistant Secretary since June 1974. He has been a director of the Company since 1988.

         KENT P. FRIEL, age 60. Mr. Friel has been Chairman of the Board of the Company since April 1986. Since June 1989 Mr. Friel has been President of Schonberg Associates, Inc., which performs outplacement services for organizations which may include the Company. He was President and Chief Executive Officer of the Company from February 1986 through May 1989. He has been a director of the Company since 1983.

         ROBERT J. KALTHOFF, age 70. Dr. Kalthoff has been Chairman and Treasurer of The Kalthoff Group, Inc. since March 1990, and was President from March 1990 to December 1994. The Kalthoff Group, Inc. is an information service and consulting firm for users and vendors in electronic image information management industries. He has been a director of the Company since 1963.

         DENNIS J. SULLIVAN, JR., age 64. Mr. Sullivan is
currently the Executive Counselor for Dan Pinger Public
Relations, Inc.  Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Cincinnati Bell, Inc. from 1987 to
February 1993.    He has been a director of the Company since
1990.

         SCOTT D. WATKINS, age 47.  Mr. Watkins has been
President of the Company and Chief Operating Officer since April
1989, and Chief Executive Officer since May 1989. He has been a director of the Company since 1989.

         JOHN W. WEIL, age 68. Dr. Weil has been President of Weil Associates, Inc., which provides consulting services to industrial and non-profit organizations since January 1985. He is a director of Maxwell Laboratories and Weil Associates, Inc. He has been a director of the Company since 1985.

         JAMES H. HARDIE, age 66. Mr. Hardie is, and since 1965 has been, a partner in the law firm of Reed Smith Shaw & McClay, Pittsburgh, Pennsylvania. That firm performs and has performed certain legal services from time to time for Oce-van der Grinten, N.V. and certain of its subsidiaries since 1967. Mr. Hardie is also a director of Kiene Diesel Accessories, Inc., Respironics, Inc., and several U.S. subsidiaries of Oce. Mr. Hardie has been a director of the Company since 1987.

         (b) Executive Officers. Set forth below is certain information regarding the executive officers of the Company. All executive officers are elected annually by the Board of Directors.

     Name                 Age     Position & Business Experience
    ------                ----   --------------------------------
Scott D. Watkins          47      President and Chief Operating
                                  Officer since April 1989, and
                                  Chief Executive Officer since
                                  May 1989.

Newton D. Baker           62      Executive Vice President of the
                                  Company since October 1986;
                                  Treasurer and Assistant Secre
                                  tary of the Company since prior
                                  to 1982.

Kim Bollinger             38      Vice President of Customer Ser-
                                  vices for the Company since May
                                  1993; Director of Systems Man-
                                  agement from June 1992 to May
                                  1993, and Manager of Consulting
                                  Services from January 1990 to
                                  June 1992.

Marc D. Baines            36      Vice President of Sales for the Company
                                  since August 1995; Vice President,
                                  CimSoft Inc. June 1995 to August 1995;
                                  Sales Director, Cimage Corporation
                                  March 1990 to May 1995.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years ended April 30, 1996, 1995 and 1994, certain information regarding cash compensation as well as certain other compensation paid to or accrued for the services rendered during such years to each of the Executive Officers of the Company whose total salary and bonus exceeded $100,000 in all capacities in which they served.


I.  SUMMARY COMPENSATION TABLE
                                                                      Long Term Compensation
                    Annual Compensation                              Awards         Payouts
     (a)           (b)       (c)        (d)             (e)            (f)          (g)       (h)      (i)
                                                      Other                     Securities
                                                     Annual        Restricted  Underlying             All
                                                     Compen-          Stock      Options/     LTIP    Other
                    Fiscal  Salary(1)   Bonus(1)     sation           Award       SARS      Payouts  Compen.
Name and Principal   Year     ($)          ($)        ($)              ($)       (#)(3)       ($)    ($)(4)
    Position
- -------------------------------------------------------------------------------------------------------------

Scott D. Watkins      1996  155,000.04  50,000.00       -                -       200,000.00    -     7,103.88
President and         1995  155,000.04  32,000.00       -                -          -          -     6,717.50
Chief Executive       1994  113,916.56  10,000.00       -                -       100,000.00    -     6,901.10
Officer

Newton D. Baker       1996  115,009.09  25,000.00       -                -       100,000.00    -     4,965.25
Exec. Vice President  1995  115,009.09  18,000.00       -                -           -         -     4,000.00
Treasurer             1994  115,249.62   3,333.28       -                -        75,000.00    -     4,540.00
& Asst. Secretary

Kimberly A. Bollinger 1996   82,500.05  28,000.00       -                -           -         -        -
Vice President        1995   77,500.00  12,500.00       -                -           -         -        -
Customer Services     1994   73,878.38   3,124.90       -                -           -         -        -

Marc D. Baines        1996   68,726.68      -      71,818.07(5)          -       50,000.00     -        -
Vice President        1995      -           -          -                 -           -         -        -
Sales                 1994      -           -          -                 -           -         -        -





(1) These include amounts that would have been payable, but were deferred pursuant to election of an Executive Officer, such as through the Company's 401(k) Savings Plan.

(2) No perquisites were provided or other personal benefits paid to a named Executive Officer in fiscal year 1996, 1995 or 1994 which exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named
     Executive Officer.

(3) These numbers represent options for shares of Common Stock awarded pursuant to the Company's stock option plans. See the next table titled, "Option/SAR Exercises and Year-End Value
     Table" for more detailed information on such options.

(4)   Represents life insurance compensation.

(5)  Represents commissions.


         (a)  Cash Compensation of Executive Officers
              ----------------------------------------
          Compensation Committee Interlocks and Insider Participation.
          ------------------------------------------------------------
The Board has established an Executive Compensation Committee which considers and makes recommendations to the Board of Directors concerning the compensation of the executives of the Company. During the fiscal year ended April 30, 1996, this committee met six times and consisted of Messrs. Friel, Hardie and Sullivan.

          Neither Mr. Hardie nor Mr. Sullivan was an officer or employee of the Company or any of its subsidiaries in fiscal 1996 or any prior year. As noted above, Mr. Friel, who is not an employee of the Company, has been Chairman of the Board of the Company since April 1986 and was President and Chief Executive Officer of the Company from February 1986 through May 1989.




II.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options and/or SAR's during fiscal year 1996 and unexercised options and SAR's held at April 30, 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FY- END
OPTION/SAR VALUE

(a)               (b)          (c)         (d)                (e)
                                                              Value of
                                           Number of          Unexercised
                                           Unexercised        In-the-Money
                                           Options/SARs       Options/SARs
                  Shares        Value      at FY-End (#)      at FY-End ($)
                  Acquired on   Realized   Exercisable/       Exercisable/
Name              Exercise (#)    ($)      Unexercisable      Unexercisable
- -----------------------------------------------------------------------------

Scott D. Watkins        0           0       145,000/235,000           *

Newton D. Baker         0           0       103,750/126,250           *

Kimberly A. Bollinger   0           0         32,500/17,500           *

Marc D. Baines          0           0              0/50,000           *

* ACCESS Common Stock is not traded actively; therefore, there is no established market value and the value of the Options/SARs is not quantifiable.


     (b) Compensation of Directors. Each non-employee director receives an annual fee of $5,000. Any such person who is the Chairman, any member of the Audit Committee, or a director who resides outside the metropolitan Cincinnati area receives an additional $2,000 annually for each position held. In addition, each such director is reimbursed for expenses incurred in connection with his attendance at any Board or Committee meeting. (Mr. Hardie is to be compensated on the same basis as the other non-employee directors until the meeting.) Directors may be granted options under one of the Company's Stock Option plans; however, no options were granted in fiscal 1996 to non-employee directors.

         In fiscal 1996, Stock Options, with respect to 350,000 shares of Common Stock were granted 255,100 under the 1993 Plan, 72,400 under the 1991 Plan, and 22,500 under the 1985 Plan.




                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                        Individual Grants

(a)                  (b)              (c)               (d)            (e)
                                   % of Total
                   Number of        Options/
                   Securities         SARs
                   Underlying      Granted to
                   Options/SARs     Employees    Exercise or Base
Name               Granted(#)    in Fiscal Year    Price($/Sh)      Exp. Date
- -----------------------------------------------------------------------------
Scott D. Watkins    200,000          57%             0.15             2005
Newton D. Baker     100,000          29%             0.15             2005
Marc D. Baines       50,000          14%             0.15             2005


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




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth, as of July 12, 1996, the beneficial ownership of the Company's Common Stock by (l) each person known to the Company to own more than 5% of the outstanding shares of Common Stock, (2) each director and named Executive Officer individually, and (3) all directors and officers as a group. The information in the table has been in part received from the persons listed and in part taken from the records of the Company.

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




                              Amount & Nature
Name and, with                of Beneficial
 Respect to 5%                Ownership
 Ownership,                  -----------------          Percent of
 Address                   Direct       Indirect        Common Stock
________________           _______      ________        _____________

Oce-van der Grinten
   N.V. (1)                    100       2,180,854        44.67%
  St. Urbanusweg 43
  5900 MA Venlo
  The Netherlands

Kent P. Friel,           2,180,854           --           44.67%
Dennis J. Sullivan, Jr.,
John W. Weil, and
Scott D. Watkins as
Voting Trustees (1)(2)

Newton D. Baker (2)(3)     894,520           --           17.94%

Kimberly A. Bollinger       34,500           --             .70%

Marc D. Baines                 --            --               --

Kent P. Friel (4)           10,742           --             .22%

James H. Hardie (5)            --            --               --

Robert J. Kalthoff         133,564          58,181         3.93%

Dennis J.Sullivan,Jr.(4)    20,100           --             .41%

Scott D. Watkins(2)(3)(4)  953,210           --           18.96%

John W. Weil (4)            15,000           --             .31%

All directors and        2,085,336          58,181         41.5%
officers as a group
(11 persons)(2)(3)(4)

  (1) On April 27, 1992, Oce entered into the Voting Trust Agreement appointing Kent P. Friel, Dennis J. Sullivan, Jr., John
W. Weil, and Scott D. Watkins (the "Voting Trustees") as voting trustees for 2,180,854 shares. The Voting Trustees vote on matters relating to the election of directors, including setting the number of directors, in their discretion, except that the Voting Trustees must vote for up to two nominees for director designated by Oce in its discretion. Oce retains the right to obtain the Voting Trustees' proxy as to the voting of such shares with respect to all issues not related to the election of directors. (See "Certain Transactions-Agreements with Oce".)
Oce retains the right to dispose of such shares, subject to certain restrictions in the Note Purchase Agreement. As a result of these arrangements, Oce and the Voting Trustees share beneficial ownership of such shares.

         The Voting Trust created under the Voting Trust Agreement has a term of 10 years, and Oce has agreed to renew it for an additional term of 10 years. The Voting Trust will terminate upon the sale of the shares of Common Stock subject thereto, but only with respect to those so sold and subject to the proviso that Oce may not sell more than 50% of its shares without consent of the Company, the closing of any underwritten public offering of Common Stock as a result of which not less than $10 million in aggregate sales price to the public of Common Stock shall have been sold in such offering plus any previously underwritten public offering or the acquisition by any person of more shares of Common Stock than are held by Oce. Oce can also terminate the Voting Trust by notice given at any time after October 3, 1995, but if Oce does so, it may be required to make a tender offer on specified terms for all shares of Common Stock following the fiscal year in which the anniversary of the giving of notice occurs.

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

  (2)    The address of the Voting Trustees, Mr. Baker and Mr.
Watkins is:  ACCESS Corporation, 4350 Glendale-Milford Road,
Suite 250, Cincinnati, Ohio 45242.

  (3) Includes 281,250 shares which all directors and officers as a group have the right to acquire upon the exercise of immediately exercisable stock options, including 145,000 exercisable by Mr. Watkins, 103,750 exercisable by Mr. Baker, and 32,500 exercisable by Ms. Bollinger.

  (4)    Does not include shares held by the Voting
         Trustees in their capacity as such.

  (5)    Does not include shares held by Oce.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A) Oce holds 10,000 shares of 7% Class One Preferred Stock and 5,000 shares of 9% Class One Preferred Stock.

     Annual dividends on the Preferred Stock for any fiscal year are cumulative to the extent of 50% of the Company's net after-tax earnings, as defined, for such year. At April 30, 1996, $102,511 Preferred Stock dividends were accrued. Annually, beginning in 1995, the Company is required to redeem the Preferred Stock at a price of $100 per share plus accumulated dividends in an amount equal to a specified portion of after-tax earnings, as defined. Unless dividends on the Preferred Stock are current, the Company may not declare a dividend on, or repurchase any of, the Common Stock. Under the Note Purchase Agreement, Oce agreed to limitations on the voting and transfer of its stock (including the transfer of such stock to a voting trust, the trustees of which are four of the Company's directors) and Oce was released from its obligation under certain circumstances to make a tender offer for the Company's common stock. As of April 30, 1996, the Company had authorized and issued a total of 15,000 shares of Class One Preferred Stock. The Company was not required to and has not redeemed any Class One Preferred Stock in fiscal 1996.

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

         In November 1995, each of Messrs. Watkins and Baker acquired 714,286 shares of Class A Common Stock from The Prudential Insurance Company of America at a price of $.20 per share and converted such shares into Common Stock. Messrs. Watkins and Baker offered the opportunity to purchase such shares to the Company but the Board determined that such purchase would not be a prudent investment of its limited working capital.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) (1) The following financial statements for ACCESS Corporation, included on pages 11 through 19 of the 1996 Annual Report to the Shareholders of the Company, which pages are filed as part of this Annual Report on Form 10-K and incorporated herein by reference:

         (i)       Independent Auditors' Report;

         (ii)      Balance sheets as of April 30, 1996 and
                   April 30, 1995;

         (iii)     Statements of Operations for the years ended
                   April 30, 1996, April 30, 1995 and April 30, 1994;

         (iv)      Statements of Capital Stock and Other
                   Stockholders' Equity for the
                   years ended April 30, 1996, April 30, 1995 and April 30, 1994;

         (v)       Statements of Cash Flows for the years
                   ended April 30, 1996, April 30, 1995 and
                   April 30, 1994; and

         (vi)      Notes to Financial Statements.





     (2)  Exhibits:  Refer to EXHIBIT INDEX on page X-l of this
Annual Report on   Form 10-K.

           (b)  Reports on Form 8-K:  None.



           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
             FILED PURSUANT TO SECTION 15(D)

     For the information of the Commission, furnished with this Annual Report on Form 10-K are four copies of the Company's 1996
Proxy Statement and form of proxy relating to its Annual Meeting of Shareholders to be held August 22, 1996.




SIGNATURES


     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, as of the 26th day of July, 1996.




                             ACCESS CORPORATION




                             SCOTT D. WATKINS
                             -----------------------------------
                             Scott D. Watkins
                             President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 26th day of July, 1996.

SCOTT D. WATKINS
- ---------------------------- President & Chief Executive Officer Scott D. Watkins


NEWTON D. BAKER
- ----------------------------  Executive Vice President
Newton D. Baker               and Treasurer (Principal Financial
                              and Accounting Officer), Director


/s/ Kent P. Friel*            Chairman of the Board
____________________
Kent P. Friel


/s/ James H. Hardie*          Director
____________________
James H. Hardie


/s/ Robert J. Kalthoff*       Director
____________________
Robert J. Kalthoff


/s/ John W. Weil*             Director
____________________
John W. Weil


/s/ Dennis J. Sullivan, Jr.*  Director
____________________
Dennis J. Sullivan, Jr.


* Pursuant to Power of Attorney

NEWTON D. BAKER
- ---------------------
   Newton D. Baker
   Attorney-In-Fact