Form 10-Q
period 1996-07-31
ACCESS CORP
filed 1996-08-28
CIK 1988

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

                          FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 1996

                             OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ------------------  to  ------------------

Commission File Number 2-33108

                     ACCESS CORPORATION
   (Exact name of registrant as specified in its charter)

          Ohio                                    31-0673364
  --------------------------------------        ---------------------------
(State or other jurisdiction of incorporation)   (I.R.S.Employer Id Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio     45242-3700
- --------------------------------------------------------   -------------
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

                              YES  X    NO
                                  -----     -------

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of July 31, 1996.
Common Stock, no par value:  4,865,559 shares.

PART I. FINANCIAL INFORMATION
                                         ACCESS CORPORATION
                                           BALANCE SHEETS
                                               ASSETS

                                       July 31,    April 30,
                                         1996        1996
CURRENT ASSETS:

  Cash                              $ 1,773,715   $ 2,071,772
  Accounts Receivable, Less
   Allowances for Doubtful Accounts
   of $328,612 in July 1996 and
   $189,685 in April 1996              1,947,553    1,890,673
  Inventories
    Raw Materials and Purchase Parts      54,283       64,553
    Work - in - Process                   97,715      102,900
    Finished Goods                        18,307       21,057
                                        ---------   -----------
                                         170,305      188,510

Prepaid Expenses                         133,740      106,283
Deferred Income Tax Benefit              112,000      112,000
    TOTAL CURRENT ASSETS               ----------   -----------
                                       4,137,313    4,369,238

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software         1,475,810    1,449,310
  Machinery and Equipment                503,337      503,337
  Office and Service Equipment           371,195      364,492
  Leasehold Improvements                  13,405       13,405
  Tools, Dies and Fixtures               115,013      115,013
                                      -----------  -----------
                                       2,478,760    2,445,557
  Less Accumulated Depreciation       (2,219,527)  (2,187,785)
                                     ------------  -----------
                                         259,233      257,772

COMPUTER SOFTWARE COSTS                  900,497    1,068,923

DEFERRED INCOME TAX BENEFIT              545,700      545,700
                                      -----------  ------------
     TOTAL ASSETS                     $5,842,743   $6,241,633


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                       ACCESS CORPORATION
                                         BALANCE SHEETS
                              LIABILITIES AND STOCKHOLDERS' EQUITY



                                     July 31,     April 30,
CURRENT LIABILITIES                    1996         1996
                                    ----------    ----------
  Accounts Payable                  $ 213,509     $ 285,703
  Accrued Salaries, Wages and
   Commissions                        141,829       367,282
  Accrued Taxes                        24,660        22,400
  Accrued Warranty Expense              4,500           -
  Capital Leases - Current             11,900        19,599
  Other Accrued Liabilities            94,101        49,385
  Accrued Royalty                     388,720       291,192
  Advances from Customers             300,400       408,460
                                     ----------  ------------
TOTAL CURRENT LIABILITIES           1,179,619     1,444,021

PREPAID MAINTENANCE CONTRACT REVENUE  614,246       609,078



MANDATORILY REDEEMABLE PREFERRED
STOCK                               1,500,000     1,500,000
   Accrued Preferred Dividends        102,510       102,510

STOCKHOLDERS' EQUITY
  Capital Stock
    Common Stock, No Par Value,
    Authorized 8,000,000 Shares,
    Issued and Outstanding
    4,881,829 Shares                  488,183       488,183
  Additional Paid-In Capital       10,657,652    10,657,652
  Deficit from April 1, 1985       (8,684,084)   (8,544,428)
  16,270 Common Stock Shares In
    Treasury, at Cost                 (15,383)      (15,383)

                                 --------------  -------------
  TOTAL STOCKHOLDERS' EQUITY        2,446,368     2,586,024

TOTAL LIABILITIES AND
STOCKHOLDERS'EQUITY                 5,842,743     6,241,633



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

ACCESS CORPORATION

STATEMENT OF OPERATIONS



                                            Three Months Ended

                                               July 31,
                                            1996      1995
REVENUE
  System Sales                           $ 593,969    216,061
  Service & Service Depot                1,081,382  1,141,210
                                        ----------- ----------
       Total                             1,675,351  1,357,271

COST OF REVENUE
System Sales, exclusive of amortization
  shown seperatly below                    323,411    151,598
Service & Service Depot                    670,838    607,853
                                         ----------  ---------
       Total                               994,249    759,451

GROSS PROFIT BEFORE AMORTIZATION           681,102    597,820

AMORTIZATION OF COMPUTER SOFTWARE COST     168,426    168,426

GROSS PROFIT                               512,676    429,394

Sales and Administrative                   612,725    337,758
Engineering, Research and Development       60,315    109,289
                                          ---------  ---------
  Total Costs and Expenses                 673,040    447,047

LOSS FROM OPERATIONS                      (160,364)   (17,653)

OTHER INCOME (EXPENSE)
  Interest Income                           21,835     12,414
  Other Income                                 (31)        66
  Interest Expense                          (1,032)    (2,176)
  Other                                        (65)    (7,723)
                                          ----------  ---------
NET LOSS BEFORE INCOME TAXES              (139,657)   (15,072)

INCOME TAXES                                    -        -

NET LOSS                                  (139,657)   (15,072)

PREFERRED DIVIDEND                              -        -

LOSS APPLICABLE TO COMMON SHARES         $(139,657)  $(15,072)

PER COMMON SHARE AND COMMON SHARE
EQUIVALENTS
  Net loss                                 $ (0.03)   $ (0.00)

SEE NOTES TO CONDENSED FINANCIAL
STATEMENTS

                                             ACCESS CORPORATION
                                           STATEMENTS OF CASH FLOW



                                             Three Months Ended
                                                  July 31,
                                              1996          1995
CASH FLOW FROM:
OPERATING ACTIVITIES
    Net  (Loss)                            $(139,657)     $(15,072)
    Adjustments to Reconcile Net Earnings
      To Net Cash Used in Operations:
            Depreciation                      31,742        33,760
            Amortization                     168,426       168,426
            Deferred Income Tax                   -            -
           (Gain) Loss on Sale of Fixed
              Asset                               -          7,377
            Changes in Assets and Liabilities
              Accounts Receivable            (56,880)      291,313
              Inventories                     18,205       (33,846)
              Prepaid Expenses               (27,457)      (83,210)
              Accounts Payable               (72,194)      132,895
              Accrued Liabilities           (173,977)      (65,516)
              Accrued Royalties               97,528          (749)
              Advances From Customers       (108,060)        8,223
              Prepaid Maintenance Contract
                Revenue                        5,169        63,715
                                           ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES   (257,155)      507,316


INVESTING ACTIVITIES:
    Capital Additions                        (33,203)      (12,045)
    Acquisition of business, net of cash
       received                                  -        (148,629)
                                            -----------   ------------
    NET CASH (USED IN) INVESTING
      ACTIVITIES                             (33,203)     (160,674)

FINANCING ACTIVITIES-Payments on Capital
Leases
    Payments on Capital Leases                (7,699)       (13,508)
                                           -------------   -----------
                                              (7,699)       (13,508)

NET CHANGE IN CASH                          (298,057)       333,134


CASH,  Beginning of the Year               2,071,772        883,487

                                          -------------   -------------
CASH, July  31, 1996 and 1995             $1,773,715     $1,216,621


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ACCESS CORPORATION
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JULY 31, 1996


NOTE A - Condensed Financial Statements

The condensed balance sheet as of July 31, 1996, the condensed statement of earnings for the three month periods ended July 31, 1996 and 1995, and the condensed statements of cash flows for the three month periods ended July 31, 1996 and 1995, have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended July 31, 1996 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996. The results of operations for the period, ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND
                    RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company has two primary lines of business. Over the years the Company has built a substantial, continuing field maintenance service business. This business services, on a nationwide basis, hardware and, on a national and international basis, software for the Company's installed base of customers and third parties. The Company is also a leader in the sale of Electronic Document Management Systems
(EDMS) software systems. In this line of business, the Company develops and markets software solutions for its customers' technical processes. EDMS has the potential for substantial growth in revenue and profits in that it serves a potentially large, worldwide market opportunity.

Fiscal year 1997 first quarter revenue of $1.7 million was up $318,100 (23%) compared with the first quarter of fiscal 1996. Service revenue of $1.1 million decreased $59,800 (5%) compared with the first quarter of fiscal 1996. This decrease in revenue occurred in Hardware Service as the result of the loss of micrographic product lines being replaced with current technology. EDMS revenue of $594,000 increased $377,900 (175%) compared with the first quarter of fiscal 1996. The major contributor of this increase was due to the acquisition of CimSoft Incorporated on July 31, 1995.


The Company's current backlog of orders is $2.05 million compared to $2.07 million at the end of the three months ended July 31, 1995. Current EDMS backlog of $497,000 is 53% lower than that at the same date last year. This decrease in backlog is the result of the Company delivering a majority of its UNIX orders and cancellation of a large
AS/400 systems order over the past year.   Service backlog
of $1.6 million was 54% higher at July 31, 1996 compared with July 31, 1995. This increase in backlog was due to the increase in orders for Cimage software support, which the company began selling with the acquisition of CimSoft Inc. on July 31, 1995. This Service backlog is expected to be delivered within the next twelve months.

Gross Profits for the first quarter ended July 31, 1996 of 31% was the same gross margin of that for the comparable period in fiscal 1996. EDMS gross margin before amortization for the first quarter of fiscal 1997 was 46%, which was an increase from the first quarter of fiscal 1996 level of 29%. EDMS gross margin after amortization was 17% , compared to (49%) for the same period last year. In the first quarter of fiscal 1996 the Company sold a substantial amount of low margin hardware as well as an increase in third party hardware support. Service gross margin of 38% for the period ended July 31, 1996 decreased from 47% for the period ended July 31, 1995. This decrease in gross margin is the result of the CimSoft acquisition. The Cimage software maintenance requires the Company to pay a royalty to the proprietor of the Cimage software.

Selling and administrative expenses of $351,200 for the first quarter of fiscal 1997 were $243,500 (226%) higher than the first quarter of fiscal 1996. Selling expenses increased due to the acquisition of CimSoft. CimSoft Inc. had a sales office in California which Access acquired at the time of acquisition. The Company will continue to grow the sales operation to take advantage of the sales opportunities resulting from the CimSoft acquisition. Administrative expenses of $261,500 have increased $35,400 due to the spending for acquisition development. This expense funds outside activity in the search for attractive acquisition candidates.

Engineering, research and development expenses are incurred for maintaining, upgrading and developing new products. The first quarter expense for engineering, research and development of $60,300 decreased $46,400 (43%) from the first quarter of last fiscal year. This decrease is primarily due to the fact that more time is being spent on inventory projects versus development projects, as well as decreases in expenses for depreciation and occupancy charges. In fiscal 1996, the Company reported the over/under absorption for Installations Management/ Professional Services as a cost to Research and Development. This department in fiscal 1997 will focus on delivering services

Interest income for the first quarter ended July 31, 1996 was $20,803 compared with $10,238 for the first quarter ended July 31, 1995. Interest income for fiscal 1997 and 1996 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1997, the Company decreased its cash balance by $298,100 leaving $1,773,700 in cash. The Company used $257,200 in cash from operations, invested $33,200 in fixed assets and spent $7,700 for payments on capital leases.


Accrued Royalties increased $97,500 since April 30, 1996.
The major contributor for this increase was the accrual of royalties to Cimage Enterprise Systems for software sold in Fiscal 1997.

On large customer orders there are provisions for progress
payments to be made by customers based on predetermined
events.  These advances decreased approximately  $108,100
since April 30, 1996.

Working capital on July 31, 1996 was approximately
$2,957,700, which is $327,500 higher than the April 30, 1996 level. This primarily was the result of reductions in accruals for wages, royalties and prepaid expenses.

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

                         ACCESS CORPORATION

Date:  August  30, 1996  /s/ Newton D. Baker
                         -------------------------
                         Newton D. Baker
                         Executive Vice President

Date:  August  30, 1996  /s/ Barbara A. Sommer
                         -------------------------
                         Barbara A. Sommer
                         Assistant Treasurer & Chief Accounting Officer

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ACCESS CORPORATION

Date:  August 30, 1996   NEWTON D. BAKER
                         -----------------------------
                         Newton D. Baker
                         Executive Vice President

Date:  August  30, 1996  BARBARA A. SOMMER
                         ------------------------------
                         Barbara A. Sommer
                         Assistant Treasurer & Chief Accounting Officer

                        EXHIBIT INDEX

(11) Statement re-computation of per share earnings

          (a) The calculation of net earnings per common share and common share equivalent for three month periods ended July 31, 1996 and 1995 is attached as Exhibit 11(a).