Form 10-Q/A
period 1996-07-31
ACCESS CORP
filed 1996-08-30
CIK 1988

This form has been amended to update the MD&A

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

                          FORM 10-QA

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

Gross Margin for the first quarter ended July 31, 1996 of 31% was the same as that of that for the comparable period in fiscal 1996. EDMS gross margin before amortization for the first quarter of fiscal 1997 was 46%, which was an increase from the first quarter of fiscal 1996 level of 29%. EDMS gross margin after amortization was 17% , compared to (49%) for the same period last year. In the first quarter of fiscal 1996 the Company sold a substantial amount of low margin hardware as well as an increase in third party hardware support. Service gross margin of 38% for the period ended July 31, 1996 decreased from 47% for the period ended July 31, 1995. This decrease in gross margin is the result of the CimSoft acquisition. The Cimage software maintenance requires the Company to pay a royalty to the proprietor of the Cimage software.

Selling and administrative expenses of $351,200 for the first quarter of fiscal 1997 were $243,500 (226%) higher than the first quarter of fiscal 1996. Selling expenses increased due to the additional sales personnel and the acquisition of a sales office in California which Access acquired with the purchase of CimSoft. The Company will continue to grow the sales operation to take advantage of the sales opportunities resulting from acquiring the exclusive distribution rights in North America for the Cimage product line. Administrative expenses of $261,500 have increased $35,400 due to the spending for Business Development. This expense funds outside activity in the search for attractive acquisition candidates.

Engineering, research and development expenses are incurred for maintaining, upgrading and developing new products. The first quarter expense for engineering, research and development of $60,300 decreased $46,400 (43%) from the first quarter of last fiscal year. This decrease is primarily due to the fact that more time is being spent on inventory projects versus development projects, as well as decreases in expenses for depreciation and occupancy charges. In fiscal 1996, the Company reported the over/under absorption for Installations Management/ Professional
Services as a cost to Research and Development. In fiscal 1997 the over/under absorption of this department will be charge to cost of sales.

Interest income for the first quarter ended July 31, 1996 was $20,803 compared with $10,238 for the first quarter ended July 31, 1995. Interest income for fiscal 1997 and 1996 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1997, the Company decreased its cash balance by $298,100 leaving $1,773,700 in cash.
The Company incurred a loss of $140,000 which was offset by non-cash charges for amortization and depreciation of $168,400 and $31,700, respectively. This resulted in a positive operating cash of $60,100. The Company invested $40,900 for capital and capital leases which resulted in a net cash flow from operations of $19,200. The Company reduced accrued wages and customer advances $170,500 and $108,100, respectively.

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

The Company's operations are structured so that revenues from its ongoing service business, in combination with the sale of new Cimage , AS/400 and UNIX products are expected to provide the cash flow required in excess of that required to maintain the Company's operations.

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