Form 10-Q
period 1996-10-31
ACCESS CORP
filed 1996-11-26
CIK 1988

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For Quarterly Period Ended October  31, 1996

                                 OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 For the Transition Period
 From                          to
      -------------------------   -----------------------------------

Commission File Number 2-33108

                             ACCESS CORPORATION
          (Exact name of registrant as specified in its charter)

                Ohio                           31-0673364
---------------------------------------        ----------------------------
(State or other jurisdiction of incorporation)  (IRS Employer ID Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio  45242-3700
---------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

                                                YES     X       NO
                                                    ---------       -------

Indicate the number of shares outstanding of each of the
issuer's classes of common shares, as of
October 31, 1996.  Common Stock, no par value:  4,865,559
shares.

PART I. FINANCIAL INFORMATION




                          ACCESS CORPORATION
                            BALANCE SHEETS
                                ASSETS


                                             October 31,    April 30,
                                                1996          1996

CURRENT ASSETS:

  Cash                                      $ 1,673,614    $2,071,772
  Accounts Receivable, Less Allowances        1,919,971     1,890,673
   for Doubtful Accounts of $14,000
   in October 1996 and $189,685 in
   April 1996
  Inventories
   Raw Materials and Purchase Parts              49,279       64,553
   Work - in - Process                            7,773      102,900
   Finished Goods                                18,981       21,057
                                              -------------------------
                                                 76,033      188,510

  Prepaid Expenses                              134,063      106,283
  Deferred Income Tax Benefit                   112,000      112,000
                                              --------------------------
    TOTAL CURRENT ASSETS                      3,915,681    4,369,238

 EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software                1,483,044    1,449,310
  Machinery and Equipment                       503,337      503,337
  Office and Service Equipment                  369,208      364,492
  Leasehold Improvements                         13,405       13,405
  Tools, Dies and Fixtures                      115,013      115,013
                                              ---------------------------
                                              2,484,007    2,445,557
  Less Accumulated Depreciation              (2,246,728)  (2,187,785)
                                              ---------------------------
                                                237,279      257,772

COMPUTER SOFTWARE COSTS                         732,070    1,068,923

DEFERRED INCOME TAX BENEFIT                     545,700      545,700
                                               ---------------------------
  TOTAL ASSETS                              $ 5,430,730  $ 6,241,633

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ACCESS CORPORATION
                               BALANCE SHEETS
                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY



                                              October 31,     April 30,
CURRENT LIABILITIES                             1996            1996
                                             ------------------------------

 Accounts Payable                           $     94,229      $  285,703
 Accrued Salaries, Wages and Commissions         171,761         367,282
 Accrued Taxes                                    10,753          22,400
 Accrued Warranty Expense                         16,950            -
 Capital Leases - Current                          4,201          19,599
 Other Accrued Liabilities                       117,633          49,385
 Accrued Royalty                                 496,849         291,192
 Advances from Customers                         232,846         408,460
                                              -----------------------------
TOTAL CURRENT LIABILITIES                      1,145,222       1,444,021

PREPAID MAINTENANCE CONTRACT REVENUE             475,964         609,078


MANDATORILY REDEEMABLE PREFERRED STOCK         1,500,000       1,500,000
 Accrued Preferred Dividends                       -             102,510

STOCKHOLDERS' EQUITY
 Capital Stock
  Common Stock, No Par Value,Authorized          488,183         488,183
  8,000,000 Shares, Issued and Outstanding
  4,881,829 Shares
 Additional Paid-In Capital                   10,657,652      10,657,652
 Deficit from April 1, 1985                   (8,820,908)     (8,544,428)
 16,270 Common Stock Shares In                   (15,383)        (15,383)
  Treasury, at Cost                           -----------------------------
 TOTAL STOCKHOLDERS' EQUITY                    2,309,544       2,586,024

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY    $ 5,430,730     $ 6,241,633
                                              =============================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ACCESS CORPORATION
                            STATEMENT OF OPERATIONS

                                         Three Months Ended
                                             October 31,
                                          1996             1995
                                        ---------------------------
REVENUE
 System Sales,exclusive of
  amortization shown below            $   567,449    $   944,345
 Service                                  949,950      1,137,791
 Manufacturing                             10,209         20,880
                                         ----------------------------
                                        1,527,608       2,103,016

COST OF REVENUE
 System Sales                             325,015         520,633
 Service                                  595,171         606,901
 Manufacturing                             27,069          50,441
                                         ------------------------------
                                          947,255       1,177,975

GROSS PROFIT BEFORE AMORTIZATION          580,353         925,041

AMORTIZATION OF COMPUTER SOFTWARE COST    168,426         168,426

GROSS PROFIT                              411,927         756,615

Sales and Administrative                  617,046         578,056
Engineering, Research and Development      84,310         140,858
                                         -------------------------------
  Total Costs and Expenses                701,356         718,914

EARNINGS(LOSS) FROM OPERATIONS           (289,429)         37,701

OTHER INCOME (EXPENSE)
   Interest Income                         19,705          14,611
   Other Income                           131,926              10
   Interest Expense                        (1,144)         (4,515)
   Other                                    2,120             (33)

NET EARNINGS(LOSS) BEFORE INCOME TAXES   (136,822)         47,774

INCOME TAXES                                 -             11,100

NET EARNINGS                             (136,822)         36,674

PREFERRED DIVIDEND                           -             10,802

INCOME(LOSS) APPLICABLE TO COMMON SHARES$(136,822)      $  25,872
                                      ===============================
PER COMMON SHARE AND COMMON SHARE
EQUIVALENTS
 Net earnings(loss)                     $   (0.03)       $    0.01
                                      ===============================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ACCESS CORPORATION
                           STATEMENT OF OPERATIONS
                                                Six Months Ended
                                                   October 31,
                                                1996             1995
                                             ----------------------------
REVENUE
 System Sales                                $ 1,161,418      $ 1,160,406
 Service                                       1,988,065        2,228,000
 Manufacturing                                    53,476           71,881
                                              ----------------------------
                                               3,202,959        3,460,287
COST OF REVENUE
 System Sales,exclusive of
  amortization shown below                       648,426          672,231
 Service                                       1,219,248        1,150,651
 Manufacturing                                    73,831          114,543
                                               ----------------------------
                                               1,941,505        1,937,425

GROSS PROFIT BEFORE AMORTIZATION               1,261,454        1,522,862

AMORTIZATION OF COMPUTER SOFTWARE COST           336,852          336,852

GROSS PROFIT                                     924,602        1,186,010

Sales and Administrative                       1,229,771          915,814
Engineering, Research and Development            144,624          250,147
                                              ----------------------------
 Total Costs and Expenses                      1,374,395        1,165,961

EARNINGS(LOSS) FROM OPERATIONS                  (449,793)          20,049

OTHER INCOME (EXPENSE)
 Interest Income                                  41,540           27,052
 Other Income                                    131,895
 Interest Expense                                 (2,176)          (6,652)
 Other                                             2,054           (7,746)

EARNINGS(LOSS) FROM CONTINUING OPERATIONS       (276,480)          32,703
  BEFORE INCOME TAXES

INCOME TAXES                                        -              11,100

NET (LOSS) EARNINGS                             (276,480)          21,603

PREFERRED DIVIDENDS                                 -              10,802
                                                ---------------------------
INCOME APPLICABLE TO COMMON SHARES             $ (276,480)      $  10,801
                                              =============================

PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
 Net Earnings (Loss)                           $    (0.06)      $    0.00

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          ACCESS CORPORATION
                        STATEMENTS OF CASH FLOW

                                             Six Months Ended
                                                October 31,
                                             1996              1995
                                           ------------------------------
CASH FLOW FROM:
OPERATING ACTIVITIES
  Net Earnings (Loss)                    $  (276,480)        $    21,603
  Adjustments to Reconcile Net Earnings
  (loss)To Net Cash Used in Operations:
      Depreciation                            62,788              70,367
      Amortization                           336,852             336,852
      Deferred Income Tax                       -                 11,100
     (Gain) Loss on Sale of Fixed Asset       (2,355)              7,377
      Changes in Assets and Liabilities
        Accounts Receivable                  (29,298)           (313,960)
        Inventories                          112,477             171,487
        Prepaid Expenses                     (13,386)           (105,259)
        Accounts Payable                    (191,474)            131,734
        Accrued Liabilities                 (121,971)             98,316
        Accrued Royalties                    205,657             (38,177)
        Advances From Customers             (175,614)            (95,720)
        Prepaid Maintenance Contract Revenue(133,114)             17,486
                                           -------------------------------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                   (225,918)            291,603

    INVESTING ACTIVITIES:
      Capital Additions                      (54,333)           (109,331)
      Investment in Subsidiary                  -                (68,629)
                                            -------------------------------
    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                    (54,333)           (177,960)

   FINANCING ACTIVITIES
     Preferred Dividends                    (102,509)            (64,685)
     Payments on Capital Leases              (15,398)            (36,846)
                                            -------------------------------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                   (117,907)           (101,531)

   NET CHANGE IN CASH                       (398,158)             33,715

   CASH,  Beginning of the Year            2,071,772             883,487
                                          ---------------------------------
   CASH, October  31, 1996 and 1995       $1,673,614            $917,202
                                          ================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            ACCESS CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             OCTOBER 31, 1996


NOTE A - Condensed Financial Statements
------------------------------------------

The condensed balance sheet as of October 31, 1996, the condensed statement of earnings for the six month and three month periods ended October 31, 1996 and 1995, and the condensed statements of cash flows for the six month periods ended
October 31, 1996 and 1995, have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended October 31, 1996 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996. The results of operations for the period, ended October 31, 1996 are not necessarily indicative of the operating results for the full year.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
     ------------------------------------------------------------------
RESULTS OF OPERATIONS:

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

Fiscal year 1997 second quarter revenue of $1.5 million was down $575,400 (27%) compared with the second quarter of fiscal 1996. Service revenue of $950,000 decreased $187,800
(17%) compared with the second quarter of fiscal 1996. This decrease in revenue occurred in Hardware Service as the result of the loss of micrographic equipment being replaced with new technology. EDMS revenue of $567,000 decreased $376,900 (40%) compared with the second quarter of fiscal 1996. The Company revenued two large orders for U.S. West and Allied Signal in the quarter ended October 31,1995 and did not have similar large system sales in the second quarter of fiscal 1997.

Revenue for the first six months of fiscal 1997 of $3.2 million decreased 7% from the six months ended October 31, 1996. EDMS revenue of $1.2 million was essentially unchanged from the prior year. Service revenue of $2.0 million decreased 11% from the six months ended October 31,1996. This decrease in service revenue is due to the continuing decline of hardware service revenue from micrographic products. The Company continues to look for third party hardware to maintain which is expected to increase the service revenue.


The Company's current backlog of orders is $2.20 million
compared to $2.19 million at the end of the six months ended
October 31, 1995.  Current EDMS backlog of $570,000  is 8%
lower than that at the same date last year.  This decrease
in backlog is the result of the Company delivering a
majority of its UNIX  orders over the past year.   Service backlog
of $1.6 million was 5% higher at October 31, 1996 compared with October 31, 1995. This increase in backlog was due to the increase in orders for Cimage software support, which the Company began selling with the acquisition of CimSoft
Inc. on July 31, 1995. This Service backlog is expected to be delivered within the next twelve months.

Gross Margins for the second quarter ended October 31, 1996 of 27% deceased 9% of that for the comparable period in fiscal 1996, which was 36% EDMS gross margin before amortization for the second quarter of fiscal 1997 was 43%, which was identical to the second quarter of fiscal 1996 level. EDMS gross margin after amortization was 13% , compared to 25% for the same period last year. The decrease in gross margin is a result of the lower revenue discussed above. Service gross margin of 35% for the quarter ended October 31, 1996 decreased from 43% for the period ended October 31, 1995. This decrease in gross margin is the result of decreased micrographic service revenue while related costs did not decease for the period.

Selling and administrative expenses of $617,000 for the second quarter of fiscal 1997 were $39,000 (7%) higher than the second quarter of fiscal 1996. Selling expenses increased due to increased travel expenses. Administrative expenses of $286,900 have increased $13,900 due to the spending for acquisition development. This expense funds outside activity in the search for attractive acquisition candidates. This expense shall continue throughout fiscal
1997.

Engineering, research and development expenses are incurred for maintaining, upgrading and developing new Access products.
The research and development for the Cimage products are performed by Cimage Enterprise Systems in the U.K.
The second quarter expense for engineering, research and development of $84,300 decreased $56,500 (40%) from the second quarter of last fiscal year. This decrease is primarily due to the fact that more time is being spent on inventory projects versus development projects, as well as decreases in expenses for depreciation and occupancy charges. In fiscal 1996, the Company reported the under absorption for Installations Management/ Professional
Services as a cost to Research and Development.The expense of this department in fiscal 1997 is accounted for entirely in the cost of goods sold.

Other income for the second quarter ended October 31, 1996 was $131,900. In September 1996, the Company collected a Cimage receivable acquired when the Company acquired CimSoft Inc.. The Company did not accrue this receivable because the Company felt it was uncollectable at the time of purchase.


Interest income for the second quarter ended October 31, 1996 was $19,700 compared with $14,600 for the second quarter ended October 31, 1995. Interest income for fiscal
1997 and 1996 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1997, the Company decreased its cash balance by $398,200 leaving $1,673,600 in cash. The Company used $225,900 in cash from operations, invested $54,300 in fixed assets and spent $15,400 for payments on capital leases.


Accrued Royalties increased $205,700 since April 30, 1996.
The major contributor for this increase was the accrual of royalties to Cimage Enterprise Systems for software sold in Fiscal 1997.

On large customer orders there are provisions for progress
payments to be made by customers based on predetermined
events.  These advances decreased approximately  $175,600
since April 30, 1996.

Working capital on October 31, 1996 was approximately
$2,770,500, which is $154,700 lower than the April 30, 1996
level. This primarily was the result of reduction in the cash balance.

The Company's operations are structured so that revenues from its ongoing and new third party service business, in combination with the sale of new Cimage , AS/400 and UNIX products are expected to provide the cash flow required to operate the Company.

                          SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  November  30, 1996		/s/Newton D. Baker
                                        -----------------------------
					Newton D. Baker
					Executive Vice President

Date:  November  30, 1996    		/s/ Barbara A. Sommer
                                        -----------------------------
					Barbara A. Sommer
					Assistant Treasurer & Chief
                                        Accounting Officer

                              SIGNATURES
                            ---------------

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  November 30, 1996                NEWTON D. BAKER
       _________________                ------------------------------
                                        Newton D. Baker
					Executive Vice President

Date:  November 30, 1996                BARBARA A. SOMMER
       -----------------                ------------------------------
					Barbara A. Sommer
					Assistant Treasurer & Chief
                                        Accounting Officer

                             EXHIBIT INDEX
                             -------------


(11)	Statement re-computation of per share earnings

		(a) The calculation of net earnings per common share and common share equivalent for three month periods ended October 31, 1996 and 1995 is attached as Exhibit 11(a).

		(b) The calculation of net earnings per common share and common share equivalent for six month periods ended October 31, 1996 and 1995 is attached as Exhibit 11(b).