Form 10-Q
period 1997-01-31
ACCESS CORP
filed 1997-02-27
CIK 1988

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For Quarterly Period Ended January 31, 1997

OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From _____________ to   _________________

Commission File Number 2-33108

                       ACCESS CORPORATION
      (Exact name of registrant as specified in its charter)

                Ohio                             31-0673364
(State or other jurisdiction of incorporation)	(I.R.S. Employer
                                                Identification Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio	45242-3700
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

						YES	X	NO ________

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of January 31, 1997. Common Stock, no par value: 4,865,559 shares.


PART I. FINANCIAL INFORMATION



                         ACCESS CORPORATION
                           BALANCE SHEETS
                               ASSETS



                                               January 31,    April 30,
                                               1997           1996

CURRENT ASSETS:
  Cash                                         $1,662,546      $2,071,772
  Accounts Receivable, Less Allowances          1,248,575       1,890,673
    for Doubtful Accounts of $17,098
    in January 1997 and $189,685 in April 1996
  Inventories
    Raw Materials and Purchase Parts               43,634          64,553
    Work - in - Process                            57,100         102,900
    Finished Goods                                 18,603          21,057
                                               ----------      ----------
                                                  119,337         188,510

Prepaid Expenses                                  144,365         106,283
Deferred Income Tax Benefit                       112,000         112,000
                                               ----------      ----------
    TOTAL CURRENT ASSETS                        3,286,823       4,369,238

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
   Computer Hardware & Software                 1,513,813       1,449,310
  Machinery and Equipment                         503,337         503,337
  Office and Service Equipment                    377,880         364,492
  Leasehold Improvements                           13,405          13,405
  Tools, Dies and Fixtures                        115,013         115,013
                                                ---------       ---------
                                                2,523,448       2,445,557
  Less Accumulated Depreciation                (2,274,706)     (2,187,785)
                                                ---------       ---------
                                                  248,742         257,772

COMPUTER SOFTWARE COSTS                              -          1,068,923

DEFERRED INCOME TAX BENEFIT                       548,672         545,700
                                                ---------       ---------
     TOTAL ASSETS                              $4,084,237      $6,241,633
                                               ==========      ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                        ACCESS CORPORATION
                          BALANCE SHEETS
                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                January 31,    April 30,
CURRENT LIABILITIES                                1997          1996
  Accounts Payable                              $    57,017     $   285,703
  Accrued Salaries, Wages and Commissions            68,926         367,282
  Accrued Taxes                                      21,024          22,400
  Accrued Warranty Expense                           12,915            -
  Capital Leases - Current                             -             19,599
  Other Accrued Liabilities                         113,324          49,385
  Accrued Royalty                                   133,092         291,192
  Advances from Customers                           238,007         408,460
                                                  ---------       ---------
TOTAL CURRENT LIABILITIES                           644,305       1,444,021

PREPAID MAINTENANCE CONTRACT REVENUE                611,196         609,078

MANDATORILY REDEEMABLE PREFERRED STOCK            1,500,000       1,500,000
   Accrued Preferred Dividends                                      102,510

STOCKHOLDERS' EQUITY
    Capital Stock
       Common Stock, No Par Value, Authorized       488,183         488,183
    8,000,000 Shares, Issued and Outstanding
    4,881,829 Shares
  Additional Paid-In Capital                     10,657,652      10,657,652
  Deficit from April 1, 1985                     (9,801,716)     (8,544,428)
  16,270 Common Stock Shares In                     (15,383)        (15,383)
    Treasury, at Cost
                                                  ---------       ---------
  TOTAL STOCKHOLDERS' EQUITY                      1,328,736       2,586,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,084,237     $ 6,241,633
                                                  =========       =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         ACCESS CORPORATION
                       STATEMENT OF OPERATIONS

                                                         Three Months Ended
                                                              January 31,
                                                          1997        1996
REVENUE
  System Sales                                            $   506,570     $ 1,317,097
  Service & Service Depot                                     842,345       1,270,959
                                                            ---------       ---------
       Total                                                1,348,915       2,588,056

COST OF REVENUE
  System Sales                                                318,451         714,201
  Service & Service Depot                                     599,865         604,657
                                                            ---------       ---------
       Total                                                  918,316       1,318,858

GROSS PROFIT BEFORE AMORTIZATION OF COMPUTER SOFTWARE         430,599       1,269,198

AMORTIZATION OF COMPUTER SOFTWARE COSTS                       732,071         168,426

GROSS PROFIT (LOSS)                                          (301,472)      1,100,772

Sales and Administrative                                      615,398         722,263
Engineering, Research and Development                          89,241         180,998
                                                            ---------       ---------
  Total Costs and Expenses                                    704,639         903,261

EARNINGS (LOSS) FROM OPERATIONS                            (1,006,111)        197,511

OTHER INCOME (EXPENSE)
  Interest Income                                              21,154          12,625
  Other Income                                                  5,169             621
  Interest Expense                                             (1,020)         (2,439)
  Other                                                                          (295)

NET EARNINGS (LOSS) BEFORE INCOME TAXES                      (980,808)        208,023

INCOME TAXES                                                     -             70,700

NET EARNINGS (LOSS)                                          (980,808)        137,323

PREFERRED DIVIDEND                                               -             68,662

EARNINGS (LOSS) APPLICABLE TO COMMON SHARES               $  (980,808)    $    68,661
                                                            =========       =========
PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  Net Earnings (Loss)                                     $     (0.20)    $      0.01
                                                        =========       =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS





                                ACCESS CORPORATION
                               STATEMENT OF EARNINGS

                                                        Nine Months Ended
                                                        January 31,
                                                     1997              1996
REVENUE
  System Sales                                       $  1,667,988     $  2,477,502
  Service & Service Depot                               2,883,886        3,570,841
                                                        ---------        ---------
                                                        4,551,874        6,048,343
COST OF REVENUE
  System Sales                                            966,877        1,386,432
  Service & Service Depot                               1,892,944        1,869,851
                                                        ---------        ---------
                                                        2,859,821        3,256,283

GROSS PROFIT BEFORE AMORTIZATION OF COMPUTER SOFTWARE   1,692,053        2,792,060

AMORTIZATION OF COMPUTER SOFTWARE COSTS                 1,068,923          505,278

GROSS PROFIT                                              623,130        2,286,782

Sales and Administrative                                1,845,169        1,638,077
Engineering, Research and Development                     233,865          431,145
                                                        ---------        ---------
  Total Costs and Expenses                              2,079,034        2,069,222

EARNINGS (LOSS) FROM OPERATIONS                        (1,455,904)         217,560

OTHER INCOME (EXPENSE)
  Interest Income                                          62,695           39,677
  Other Income                                            139,480              621
  Interest Expense                                         (3,196)          (9,091)
  Other                                                      (362)          (8,041)

EARNINGS (LOSS ) BEFORE INCOME TAXES                   (1,257,287)         240,726

INCOME TAXES                                                                81,800

NET EARNINGS (LOSS)                                    (1,257,287)         158,926

PREFERRED DIVIDENDS                                                         79,464
                                                        ---------        ---------
EARNINGS (LOSS) APPLICABLE TO COMMON SHARES          $ (1,257,287)    $     79,462
                                                       ==========       ==========
PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  Net Earnings (Loss)                                $      (0.26)    $       0.02
                                                       ==========      ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                                ACCESS CORPORATION
                              STATEMENTS OF CASH FLOW


                                                     Nine Months Ended
                                                       January 31,
                                                  1997           1996

CASH FLOW FROM:
OPERATING ACTIVITIES
  Net  Earnings (Loss)                             $(1,257,287)   $   158,926
  Adjustments to Reconcile Net Earnings
    To Net Cash Provided by (Used in) Operations:
       Depreciation                                     98,552        108,741
       Amortization                                  1,068,923        505,278
       Deferred Income Tax                              (2,972)        81,800
      (Gain) Loss on Sale of Fixed Asset                (2,355)         7,377
       Changes in Assets and Liabilities
         Accounts Receivable                           642,098       (280,376)
         Inventories                                    69,173        197,691
         Prepaid Expenses                              (23,688)      (172,149)
         Accounts Payable                             (228,686)       (50,312)
         Accrued Liabilities                          (222,879)       517,667
         Accrued Royalties                            (158,100)         4,128
         Advances From Customers                      (170,453)      (628,819)
         Prepaid Maintenance Contract Revenue            2,117        260,181
                                                     ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (185,557)        710,133

INVESTING ACTIVITIES:
    Capital Additions                                (101,561)       (139,741)
    Acquisition of business, net of cash received        -           (148,629)
                                                    ---------       ---------
    NET CASH (USED IN) INVESTING ACTIVITIES          (101,561)       (288,370)

FINANCING ACTIVITIES
    Payments of Preferred Dividends                  (102,510)
    Payments on Capital Leases                        (19,598)        (52,413)
                                                    ---------       ---------
                                                     (122,108)        (52,413)

NET CHANGE IN CASH                                   (409,226)        369,350

CASH,  Beginning of the Year                        2,071,772         883,487
                                                    ---------       ---------
CASH, January  31, 1997 and 1996                  $ 1,662,546     $ 1,252,837
                                                   ==========      ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                        ACCESS CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JANUARY 31, 1997


NOTE A - Condensed Financial Statements

The condensed balance sheet as of January 31, 1997, the condensed statements of earnings for the nine month and three month periods ended January 31, 1997 and 1996, and the condensed statements of cash flows for the nine month periods ended January 31, 1997 have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended January 31, 1997 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996. The results of operations for the period, ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE B - Amortization of Computer Software Costs

While the Company continues to maintain and support its AS/400 EDMS software product, it does not believe that future revenues of this product reduced by the estimated future costs, including maintenance and support, are sufficient to absorb the amortization of the software costs previously capitalized. Therefore, the Company accelerated the amortization of the remaining unamortized cost of $732,000 in the third quarter of fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company has two primary lines of business. Over the years the Company has built a continuing field maintenance business. This business services, on a nationwide basis, hardware and, on a national and international basis, software for the Company's installed base of customers and third parties. The company is also a significant factor in the Electronic Document Management Systems (EDMS) software business. In this line of business, the Company develops and markets software solutions for its customers' technical processes. Both the field maintenance and EDMS business have the potential for substantial growth in revenue and profits in that they each serve a potentially large market opportunities.

Fiscal year 1997 third quarter revenue of $1.3 million was down $1.2 million (48%) compared with the third quarter of fiscal 1996. Service revenue of $842,300 decreased $428,600 (34%) compared with the third quarter of fiscal 1996. EDMS revenue of $506,600 decreased $810,500 (62%)compared with the third quarter of fiscal 1996. The third quarter ended January 31, 1996 was unusual in that one customer represented $524,500 of software revenue and a number of companies issued retroactive software maintenance contracts.
Neither of these events re-occurred in the third quarter ended January 31, 1997. Seven Cimage software service agreements were scheduled to be renewed in the third quarter of fiscal 1997 but are currently expected to be renewed in the fourth quarter of fiscal 1997.

Revenue for the first nine months of fiscal 1997 of $4.6 million decreased 25% from the nine months ended January 31, 1996. EDMS revenue of $1.7 million was 33% lower than the same period last year. In the nine months ended January 31, 1996, the Company recognized revenue of $899,200 from one customer for a right to use license of a Cimage system that extends into fiscal 1998, this did not occur for the same period of fiscal 1997. Service revenue of $2.9 million was 19% lower than the $3.6 million reported for the nine months ended January 31, 1996. The major contributor to this decrease in revenue was the loss of micrographic maintenance service agreements being replaced with current technology. This represented $1,006,000 in lost business which was partially offset by the increase in third party hardware service of $206,200 and the increase in Cimage software service of $249,400. The Company continues actively to pursue third party hardware service business to replace the loss of the micrographic maintenance service agreements.

The Company's current backlog of orders is $2.4 million compared to $3.5 million at January 31, 1996. Current EDMS backlog of $567,200 is 56% lower than that at the same date last year. This decrease in backlog is the result of the Company delivering a major order that was in backlog last fiscal year. Service backlog of $1.8 million was 17% lower at January 31, 1997 compared with January 31, 1996. This reduction in backlog was partially due to the reduction in some of the maintenance coverage on the Company's micrographic based systems as well as the reduction in software maintenance for the Company's old computer based systems. Seven Cimage software service agreements were scheduled to be renewed in the third quarter of fiscal 1997 but are currently expected to be renewed in the fourth quarter of fiscal 1997.

Cost of sales for the third quarter of 68% and for the nine months ended January 31, 1997 of 63% were 16% and 8% higher, respectively, of those for the comparable periods in fiscal 1996. The increase in cost of sales was due to the lower revenue outlined in the previous paragraphs and the fixed costs were not reduced pro rata to reflect the decline in revenue.


Selling and administrative expenses of $615,400 for the third quarter of fiscal 1997 were $106,900 (15%) lower than the third quarter of fiscal 1996. Selling and administrative expenses for the nine months ended January 1996 of $1,845,200 were 13% higher than the same period last fiscal year. Selling and administrative expenses increased due to the addition of CimSoft sales resources in August 1995. The Company had these resources and expenses for six months in fiscal 1996 and nine months in fiscal 1997.

Engineering, research and development expenses are incurred for maintaining and upgrading products. The third quarter expense for engineering, research and development of $89,200 decreased $58,600 from the third quarter of last fiscal year. This decrease in development expense is the result of Cimage Enterprise Systems providing the development on the Cimage product line as well as more time being applied to inventory projects and lower spending.

Interest income for the third quarter and nine months ended January 31, 1997 was $21,200 and $62,700, respectively, compared with $12,600 and $39,700, respectively for the third quarter and nine months ended January 31, 1996. Interest income for fiscal 1997 and fiscal 1996 was primarily the interest received on cash being invested in short term investments.

Other income for the nine months ended January 31, 1997 was $139,500 compared with $600 for the same period last fiscal year. In September 1996, the Company collected a Cimage receivable acquired when the Company acquired CimSoft Incorporated. The Company did not accrue this receivable because the Company felt it was unlikely to be able to collect the receivable at the time of the purchase of CimSoft.

Accelerated Amortization of Computer Software Costs

The Company accelerated the depreciation of the remaining balance of the Intangible Asset - Computer Software Costs in the quarter ended January 31, 1997. This write-off of $1,068,923 for the nine months ended January 31, 1997 and $732,100 for the three months ended January 31, 1997, represents the balance of a total of $3,368,500. In fiscal year 1991 through fiscal year 1993 Access capitalized the development of its AS/400 EDMS software product. Although the Company has continued to invest in maintaining and supporting the AS/400 software product, it ceased the capitalization of the expenditures in

November 1993. The Company has, and plans to continue to pursue the sale of AS/400 EDMS systems, and will continue to maintain those systems currently installed. The Company does not believe that future revenues of this product reduced by the estimated future costs, including maintenance and support, are sufficient to absorb the amortization of the software costs previously capitalized. Therefore, the Company accelerated the amortization of the remaining unamortized cost of $732,000 in the third quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, the Company decreased its cash balance by $409,200 leaving $1,662,500 in cash. The Company used $185,600 in cash from operations, invested $101,600 in fixed assets , paid $102,500 in dividends and $19,600 for capital leases.


Accounts receivable decreased $642,100 for the nine months ended January 31, 1997 from $1,890,700 to $1,248,600. Accounts Payable, Accrued Royalties and Advances from Customers decreased $222,900, $158,100 and $140,500, respectively.

Working capital on January 31, 1997 was approximately $2,642,500, which is $282,700 lower than the April 30, 1996 level. This primarily was the result of the reduction in cash.

The Company wrote off the Intangible Asset for Computer Software Costs on the AS/400 product in the third quarter ended January 31, 1997. The capitalized value of this asset was not justified by the potential and actual profits generated from the AS/400 product. The amortization for the nine months ended January 31, 1997 was $1,068,900.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  February 26, 1997                 NEWTON D. BAKER
					---------------
                                        Newton D. Baker
                                        Executive Vice President

Date:  February 26, 1997                BARBARA A. SOMMER
					-----------------
					Barbara A. Sommer
Assistant Treasurer & Chief Accounting Officer

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  February 26, 1997	________________________
					Newton D. Baker
					Executive Vice President

Date:  February 26, 1997	________________________
					Barbara A. Sommer
Assistant Treasurer & Chief Accounting Officer

EXHIBIT INDEX

(11)	Statement re-computation of per share earnings

		(a) The calculation of net earnings per common share and common share equivalent for three month periods ended January 31, 1997 and 1996 is attached as Exhibit 11(a).

		(b) The calculation of net earnings per common share and common share equivalent for the nine month periods ended January 31, 1997 and 1996 is attached as Exhibit 11(b).






























































































15