Form 10-K405
period 1997-04-30
ACCESS CORP
filed 1997-07-28
CIK 1988

FORM 10-K ANNUAL REPORT
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)
	[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended April 30, 1997.
OR
        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to  ______________
Commission file number:  2-33108
ACCESS CORPORATION
------------------
(Exact name of registrant as specified in its charter)
           Ohio                 31-0673364
        __________               _____
State of Incorporation         I. R. S. Employer Identification Number
4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio		45242-3700
(Address of Principal Executive Offices)       		     	(Zip Code)

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

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report. Common
Stock, without par value: 4,865,559 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The 1997 Annual Report to the shareholders of the Company for the fiscal year ended April 30, 1997, is incorporated herein by reference in Parts I and II to the extent specified in such Parts.

PART I
ITEM 1.  BUSINESS
	The registrant (Access or the Company) was incorporated under the laws of the State of Ohio on November 18, 1963. Its executive offices are located at 4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio
45242-3700, and its telephone number is (513) 786-8350.
DESCRIPTION OF PRODUCTS AND SERVICES
	Access, a Cincinnati-based company has two business units: Hardware Service, which maintains and installs components and systems, and Electronic
Document Management Systems (EDMS).

	Founded over thirty years ago, Access has designed systems for use by organizations throughout the world. Some have been in continuous use for as long as twenty years.

	The Hardware Service business unit provides hardware maintenance services for components and systems. The Company is currently striving to grow its third-party equipment and prepress maintenance business. The Company is working with manufacturers and distributors of high-value integrated equipment to provide maintenance services for equipment manufactured or sold by them. Access' EDMS business unit provides software and professional services to assist its customers in the design, configuration, installation and maintenance of electronic document systems.



HARDWARE SERVICE BUSINESS

        Access Hardware Service business unit
provides quality hardware service on a nationwide basis to the prepress industry, owners of equipment manufactured and sold by third parties, and the Company"s installed base of EDMS customers. The hardware service revenue from services for equipment manufactured and sold by third parties grew by 12% in fiscal 1997 over fiscal 1996. In April 1997, Access acquired the assets of a company which provided hardware services for the prepress industry within the United States. At this time, the Company is formalizing relationships with two major manufacturers of prepress equipment to provide services for equipment manufactured by them.

	Third-party maintenance includes the support of non-Access electronic and electromechanical equipment such as card embossers, microfiche duplicators, microfilm scanners, large drawing format scanners, large format plotters, highly sophisticated
5-1/4" and 12" laser drives, optical jukebox systems, and prepress equipment. Access has a number of hardware manufacturers and vendors and Support Partners that recommend Access as their nationwide service provider.

	Growth in maintenance of third-party
manufactured equipment is an Access strategic objective. Access continues to pursue additional third-party service opportunities with manufacturers and distributors of other electronic and electromechanical products. Access's key to success in third-party maintenance is the ability to provide its Support Partners with the benefits of having their own national service company without having to build and support the infrastructure of a nationwide service organization. Access offers a 24 hour-a-day, toll-free dispatch center; rapid on-site service response, quality repairs and preventive maintenance for their customers.

	Access is qualified to meet the demands of today's electronic prepress multi-vendor environment.
Access engineers are trained and cross-trained on a wide range of imagesetters, scanners, networks/servers, and software applications ensuring the resolution of a service problem.

EDMS BUSINESS UNIT

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

	The EDMS Business Unit experienced significant growth in fiscal 1996, in terms of both revenues and staffing. In the first quarter of fiscal 1996, Access acquired CimSoft, Inc., a systems integrator servicing a wide base of EDMS customers within the United States.
At the same time, Access also formalized a strategic alliance with Cimage Enterprise Systems Ltd. (Cimage), making Access the exclusive distribution and support provider for Cimage products within North America.
These two business ventures positioned Access for rapid growth through three changes: an increased customer base, an additional leading edge software offering, and additional personnel skilled in the sale and support of EDMS applications. In addition to this new role as a software reseller, Access continues to maintain
Document Management Software and still provides the industry's only large format EDMS available on the IBM
AS/400 computer.

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

	Access also provides professional services to its customers. Access' industry specialization allows it to apply its document system expertise to its customer business problem in Document Management
Applications. While the various software modules are the same at each customer, each implementation is unique through the tailoring of the document organizational structure, document-to-document relationships, and user interface presentation.
Through Access' understanding of Document Management requirements, customers have been able to achieve industry compliance with regulatory agencies, become
ISO 9000 certified, and achieve system implementations in extremely short time periods.

MARKETING
	The Company generally markets its own services and products in the United States. Marketing of hardware maintenance services for third-party and prepress equipment is conducted from Cincinnati, Ohio by two senior sales managers, both of whom have run service operations and worked with the Company's
Support Partners, manufacturers, and distributors to grow Access' base of end-user customers.
	The EDMS Marketing operations are conducted from the Company's headquarters in Cincinnati, Ohio and its branch office in Irvine, California. The Company employs nine sales and marketing personnel in this business unit.
	Electrical Document Management Systems (EDMS), as well as related computer systems, are produced and configured only in response to firm orders. At the end of fiscal years 1997 and 1996, EDMS backlog totaled approximately $511,000 and $600,000, respectively. The
EDMS backlog at the end of fiscal 1997 is expected to be delivered within fiscal 1998.
	EDMS systems have been installed in 48 states, Japan, Europe, Australia, Canada, Mexico, Jamaica,
Puerto Rico, the Middle East, China, and the former
Soviet Union. Sales in and outside the United States are handled predominantly on a direct basis. There is no recurring geographic market concentration with respect to the sales of Access systems in the United
States.
	Aggregate sales to international customers represented 1% of the Company's annual sales in fiscal
1997. In fiscal year 1997, no domestic distributors were employed.
	EDMS' primary marketing focus is the sale of the Electronic Document Management System products to manufacturers, information processors, utilities and other users of technical documentation.
	No single customer accounts for a significant percentage of the Company's revenues on a continuing basis. Net sales to the utilities industry were 12.4%
of fiscal 1997 revenues and 33.4% of fiscal 1996 revenues; net sales to the various agencies of the federal government represented 5.7% of fiscal 1997 revenues and 10.9% of fiscal 1996 revenues, (these contracts could have been canceled at the election of the government); net sales to the manufacturing industry were 17.4% of fiscal 1997 revenues and 1.5% of fiscal 1996 revenues; and net sales to the aerospace industry were 22% of fiscal 1997 revenues and 14.9% of fiscal 1996 revenues. See Note 7 of Notes to Financial
Statements included on page 21 of the 1997 Annual
Report to Shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

COMPETITION
	Increases in Electronic Document Management
Systems (EDMS) competition continue to push system prices down to historically unprecedented low levels.
The highly publicized changes within IBM have inhibited the growth of the Company's relationship with that organization. IBM discontinued many partner programs which previously helped in marketing the Company's product.
	The Company has experienced competition from companies such as Altras, Documentum, and Novasoft in the EDMS market.
	There are few companies, like Access, in the fragmented market of Hardware Service, which are small and service on a national basis. There are a number of large companies such as Decision One, IBM, and Tab in this market.

PURCHASING AND PRODUCTION
	The majority of the EDMS software is supplied by Cimage. The EDMS hardware and some miscellaneous software and supplies are purchased by the Company from a number of suppliers. In the case of certain materials, the Company employs a single source of supply, although alternative sources are available. The
Company integrates and installs the EDMS hardware and software.

PATENTS
	At the current time, technology utilized in the micrographic storage and retrieval unit and related products sold by the Company are protected by three unexpired United States patents owned by the Company.

EDMS PRODUCT DEVELOPMENT
	Development to enhance the current technical document management and distributions systems is in process. In its development operations, the Company currently employs approximately 10 persons with degrees in engineering and related fields. Some of these individuals are also involved in the delivery and maintenance of systems or engaged in consulting with respect to these systems. During fiscal 1997 and fiscal 1996, the Company spent $577,197 and $922,036, respectively, on these activities. See Note 5 of Notes to Financial Statements included on page 20 of the 1997
Annual Report to shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

EMPLOYEE RELATIONS
	The Company employs approximately 67 persons, all on a full-time basis and all of whom are non-union.
Approximately eleven employees are connected with marketing activities, while the others are involved in production, installation, service, product development, and financial or administrative operations.
	Standard hospitalization, prescription drug, dental, life insurance, and disability protection are provided for all full-time employees. The Company has a 401(k) Plan and a Section 125 Plan. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES
		The principal operations of the Company are conducted in approximately 19,678 square feet of leased plant and office space in Cincinnati, Ohio. The
Cincinnati property is occupied under a lease which extends through May 1, 2000. The annual rental under this lease is $166,000.
		The Company also operates a sales office in Irvine, California. The Irvine property is occupied under a lease which extends through July 2, 1998. The annual rent under this lease is $44,956.
        The Company also operates an approximately
9600 square feet service depot, manufacturing and parts activity facility in Hebron, Kentucky. This property is occupied under a lease, effective July 1, 1997, which extends to June 30, 2004. The annual rent under this lease is $58,656.
       The Company owns automatic, custom-made
machines used in the production of its proprietary media and owns various standard tools and equipment used in the production of Access products.
      The capacity of the Company's Hardware Service and EDMS facilities and equipment exceeds the current requirements of the Company's operations.
      The Company owns computer hardware and
software used for development, support, and installation for its EDMS product.
      The Cincinnati building occupied by the
Company and the fixtures and equipment therein are modern, well maintained, in satisfactory operating condition and adequately insured. The building is air-conditioned.

ITEM	3.  LEGAL PROCEEDINGS
       The Company is not a party to any material pending legal proceeding.

ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM   5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS
       Information with respect to the market for the Company's Shares of Common Stock and related security holder matters is set forth on page 21 of the 1997
Annual Report to the shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM	6.  SELECTED FINANCIAL DATA

      Information with respect to selected financial data of the Company is set forth on page 7 of the 1997
Annual Report to the shareholders of the Company, which information on such page is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             "Management's Discussion and Analysis of
Financial Condition and Results of Operations" is set forth on pages 8 through 10 of the 1997 Annual Report to the shareholders of the Company, which pages are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM	8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The information required by this Item is set forth on pages 12 through 15 of the 1997 Annual Report to the shareholders of the Company, which information on such pages is filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
	None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	(a) Directors. Set forth below is certain information regarding the directors of the Company, which information has been obtained in part from the records of the Company and in part from the Directors.
All Directors have been elected by the holders of the Company's Common Stock. All Directors are elected annually.
	NEWTON D. BAKER, age 63. Mr. Baker has been the Executive Vice President of the Company since
October 1986. He has been the Treasurer of the Company since July 1970 and Assistant Secretary since June
1974.  He has been a Director of the Company since
1988.  Mr. Baker was appointed Secretary in November
1996.
	KENT P. FRIEL, age 61.  Mr. Friel has been
Chairman of the Board of the Company since April 1986.
Since June 1989 Mr. Friel has been President of
Schonberg Associates, Inc., which performs outplacement services for organizations which may include the Company. He was President and Chief Executive Officer of the Company from February 1986 through May 1989. He has been a Director of the Company since 1983.

	ROBERT J. KALTHOFF, age 71. Dr. Kalthoff has been Chairman and Chief Executive Officer of Kalthoff
International since January 1996, and was Chairman,
President and Treasurer from March 1990 to January
1995. Kalthoff International is an information service and consulting firm for users and vendors in electronic image information management industries. He has been a Director of the Company since 1963.

	DENNIS J. SULLIVAN, JR., age 65. Mr. Sullivan is currently an Executive Counselor for Dan Pinger
Public Relations, Inc.  Mr. Sullivan served as
Executive Vice President and Chief Financial Officer of
Cincinnati Bell, Inc. from 1987 to February 1993.  Mr.
Sullivan is a director of Fifth Third Bancorp, Fifth
Third Bank, Associated Insurance, Anthem, Inc., and
Kalthoff International. He has been a Director of the Company since 1990.

	SCOTT D. WATKINS, age 48. Mr. Watkins has been President of the Company and Chief Operating
Officer since April 1989, and Chief Executive Officer since May 1989. Mr. Watkins is a Director of
Cincinnati State Community and Technical College. He has been a Director of the Company since 1989.

	JOHN W. WEIL, age 69.  Dr. Weil has been
President of Weil Associates, Inc., which provides
consulting services to industrial and non-profit
organizations since January 1985.    He is a director
of Weil Associates, Inc. He has been a Director of the Company since 1985.

	JAMES H. HARDIE, age 67. Mr. Hardie is, and since 1965 has been, a partner in the law firm of Reed
Smith Shaw & McClay, Pittsburgh, Pennsylvania. That firm performs and has performed certain legal services from time to time for Oce and certain of its subsidiaries since 1967. Mr. Hardie is also a Director of Kiene Diesel Accessories, Inc., Respironics, Inc., and several U.S. subsidiaries of Oce N.V. Mr. Hardie has been a Director of the Company since 1987.

	The following person is being nominated as a
Director:

	JAMES M. ANDERSON, age 55. Mr. Anderson has been the President and Chief Executive Officer of Children's Hospital, Cincinnati, Ohio, since November
1996. Mr. Anderson was a partner of the law firm of Taft, Stettinius & Hollister from January 1982 to
October 1996. He is currently a Consultant to the Access Board of Directors, was the Secretary from 1984 to 1996, and since November 1996, has received consultation fees equal to the fees paid to Directors as described below. Taft, Stettinius & Hollister has served as general counsel for Access for many years.

	(b)  Executive Officers.  Set forth below is
certain information regarding the Executive Officers of
the Company.  All Executive Officers are elected
annually by the Board of Directors.
           Name             Age     Position & Business Experience
Scott D. Watkins            48      President and Chief Operating
                                    since April 1989, and Chief Executive
                                    Officer since May 1989.

Newton D. Baker             63      Executive Vice Officer
President of the                    Company since October1986; Treasurer and
                                    Assistant Secretary of the Company since prior to 1982.

Kim Bollinger               39      Vice President of Customer Ser-
                                    vices for the Company since May 1993;
                                    Director of Systems Management from June
                                    1992 to May 1993, and Manager of
                                    Consulting Services from January 1990 to
                                    June 1992.

Marc D. Baines              37      Vice President of Sales for the Company
                                    since August 1995; Vice President, CimSoft
                                    Inc. June 1995 to August 1995; Sales
                                    Director, Cimage Corporation from March
                                    1990 to May 1995.

Joseph Schneider             53     Vice President of Hardware Service for the
                                    Company since March 1997;  Branch
                                    Manager, DecisionOne, April 1994 to March
                                    1997.  Vice President and General Manager,
                                    May 1990 to November 1993, for the
                                    Company.

Joseph Musgrave              39     Senior Vice President of Prepress Sales for
                                    the Company since April 1997; President,
                                    Graphic Systems Technology, Inc. ("GST") from September 1985 to April 1997. GST filed a voluntary petition for reorganiza-tion under Article 11 of the Bankruptcy
                                    Code in 1997.  The petition was later
                                    withdrawn and substantially all of the
                                    assets of GST were purchased by the
                                    Company from GST's secured creditor. None of the proceeds of such sale were received by Mr.Musgrave.

ITEM 11.  EXECUTIVE COMPENSATION

	The following table sets forth for the fiscal years ended April 30, 1997, 1996 and 1995, certain information regarding cash compensation as well as certain other compensation paid to or accrued for the services rendered during such years to each of the Executive Officers of the Company whose total salary and bonus exceeded $100,000 in all capacities in which they served.




I.  SUMMARY COMPENSATION TABLE


                                                                           Long-Term Compensation
                                                  Annual                Awards                Payouts
                                               Compensation
          (a)                  (b)    (c)           (d)           (e)       (f)         (g)        (h)      (i)
                                                                  Other                Securities
                                                                Annual   Restricted  Underlying            All
                                                                Compen-    Stock     Options/    LTIP      Other
                              Fiscal  Salary (1)   Bonus(1)     sation     Award     SARS        Payouts   Compen.
Name and Principal Position   Year     ($)            ($)         ($)        ($)      (#)(3)       ($)      ($)(4)
-----------------------------------------------------------------------------------------------------------------------
Scott D. Watkins               1997     170,000.00      -           -           -        -             -      6,717.50
President and Chief Executive  1996     155,000.04   50,000.00      -           -       200,000        -      7,103.88
Officer                        1995     155,000.04   32,000.00      -           -        -             -      6,717.50

Newton D. Baker                1997     125,000.00      -           -           -        -             -      4,000.00
Exec. Vice President,Treasurer 1996     115,009.09    25,000.00     -           -       100,000        -      4,000.00
& Asst. Secretary              1995     115,009.09    18,000.00     -           -        -             -      4,000.00

Kimberly A.Bollinger           1997      83,600.00      -           -           -        -             -        -
Vice President                 1996      82,500.00     28,000.00    -           -        -             -        -
Customer Services              1995      77,500.00     12,500.00    -           -        -             -        -

Marc D. Baines                 1997      84,600.00      5,225.70  54,496.27(5)  -        -             -        -
Vice President                 1996      68,726.68      -         71,818.07(5)  -       50,000         -        -
Sales                          1995         -           -           -           -        -             -        -



(1) 	These include amounts that would have been
payable, but were deferred pursuant to election of an Executive Officer, such as through the Company's 401(k) Savings Plan.

(2) 	No perquisites were provided or other personal
benefits paid to a named Executive Officer in fiscal year 1997, 1996 or 1995 which exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named Executive
Officer.

(3)	These numbers represent options for shares of
Common Stock awarded pursuant to the 	Company's stock
option plans.  See the next table titled, "Option/SAR
Exercises and 	Year-End Value Table" for more detailed
information on such options.

(4)  	Represents life insurance compensation.

(5)	Represents commissions.




	(a)  Cash Compensation of Executive Officers
	Compensation Committee Interlocks and Insider
Participation.  The Board has established an Executive
Compensation Committee which considers and makes recommendations to the Board of Directors concerning the compensation of the executives of the Company.
During the fiscal year ended April 30, 1997, this committee met one time and consisted of Messrs. Friel, Hardie and Sullivan.

        Neither Mr. Hardie nor Mr.
Sullivan was an officer or employee of the Company or any of its subsidiaries in fiscal 1997 or any prior year. As noted above, Mr. Friel, who is not an employee of the Company, has been Chairman of the Board of the Company since April 1986 and was President and Chief Executive Officer of the Company from February
1986 through May 1989.

II.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options and/or SAR's during fiscal year 1997 and unexercised options and SAR's held at April 30, 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FY- END
OPTION/SAR VALUE

 (a)          (b)          (c)        (d)             (e)

                                                       Value of
                                        Number of      Unexercised
                                        Unexercised    In-the-Money
                                        Options/SARs   Options/SARs
              Shares        Value       at FY-End (#)  at FY-End ($)
              Acquired on   Realized    Exercisable/   Exercisable/
Name          Exercise (#)    ($)       Unexercisable  Unexercisable
---------------------------------------------------------------------
Scott D. Watkins	0	0	246,667/133,333	       *

Newton D. Baker         0       0       163,333/66,667         *

Kimberly A. Bollinger   0       0        32,500/0	       *

Marc D. Baines          0       0         16,667/33,333        *

* Access Common Stock is not traded actively; therefore, there is no established market value and the value of the Options/SARs is not quantifiable.



	(b)  Compensation of Directors.  Each non-
employee director receives an annual fee of $6,000.
Any such person who is the Chairman, any member of the Audit Committee, or a director who resides outside the metropolitan Cincinnati area receives an additional
$2,000 annually for each position held. In addition, each such director is reimbursed for expenses incurred in connection with his attendance at any Board or Committee meeting. (Mr. Hardie is to be compensated on the same basis as the other non-employee directors until the meeting.) Directors may be granted options under one of the Company's Stock Option plans; however, no options were granted in fiscal 1997.



Retention Agreements:

	On August 24, 1994, the Company entered into
Executive Retention Agreements with each of Mr. Watkins and Mr. Baker. These Agreements provide if during the six months preceding or the 24 months following a Change in Control (as defined therein), Mr. Watkins' or
Mr. Baker's employment is terminated by the Company
(other than for Cause or Disability) or by such executive officer for Good Reason, such executive officer shall be entitled to a severence payment equal to twice his highest annual salary in the last five years, continued insurance coverage and up to $25,000 for outplacement services. Change of Control is defined to include a merger or other business combination after which the existing shareholders of the Company have less than 50% of the voting power, the sale of all or substantially all of the assets of the Company, the acquisition by, or commencement of a tender offer by any person other than Oce or Prudential, of or for 20% of the Company's voting power, or a change in the majority of the Board of Directors without approval of the existing directors.
Good Reason includes an adverse change in salary, authority or benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
	The following table sets forth, as of July 12, 1997, the beneficial ownership of the Company's Common
Stock by (l) each person known to the Company to own more than 5% of the outstanding shares of Common Stock,
(2) each Director, nominee for Director, and named
Executive Officer individually, and (3) all Directors, nominees for Director, and Officers as a group. The information in the table has been in part received from the persons listed and in part taken from the records of the Company.
	Beneficial ownership of Common Stock of the Company has been determined for this purpose in accordance with Rule 13d-3 of the Securities and Exchange Commission ("SEC"), under which a person is deemed to be the beneficial owner of Common Stock if he has or shares voting power or investment power in respect of such Common Stock or has the right to acquire such ownership within 60 days. Accordingly, the amounts shown on the table represent beneficial ownership for the purposes of compliance with SEC reporting requirements, and do not necessarily bear on the economic incidents of ownership of Common Stock.


                                      Amount & Nature
Name and, with                         of Beneficial
 Respect to 5%                           Ownership
 Ownership,                                                  Percent of
 Address                     Direct         Indirect        Common Stock

________________             _______        ________      _____________
Oce N.V. (1)                  100          2,180,854         44.67%
 St. Urbanusweg 43
 5900 MA Venlo
 The Netherlands

Kent P. Friel,              2,180,854           --           44.67%
Dennis J. Sullivan, Jr.,
John W. Weil, and
Scott D. Watkins as
Voting Trustees (1)(2)

James M. Anderson              23,700           --             .49%

Newton D. Baker (2)(3)        954,103           --           18.91%

Kimberly A. Bollinger          32,500           --             .66%

Marc D. Baines                 16,667           --             .34%

Kent P. Friel (4)              10,742           --             .22%

James H. Hardie (5)              --             --              --

Robert J. Kalthoff            133,564         58,181          3.93%

Dennis J.Sullivan,Jr. (4)      20,100           --             .41%

Scott D. Watkins (2)(3)(4)  1,054,877           --           20.57%

John W. Weil (4)               15,000           --             .31%

All directors and           2,280,753         58,181          43.0%
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

	(2)	The address of the Voting Trustees, Mr. Baker
and Mr. Watkins is:  Access Corporation, 4350 Glendale-
Milford Road, Suite 250, Cincinnati, Ohio 45242.

	(3)  	Includes 476,667 shares which all Directors
and Officers as a group have the right to acquire upon the exercise of immediately exercisable stock options, including 246,667 exercisable by Mr. Watkins, 163,333 exercisable by Mr. Baker, 32,500 exercisable by Ms.
Bollinger, and 16,667 exercisable by Mr. Baines.

	(4)  	 Does not include shares held by the Voting
Trustees in their capacity as such.

	(5)  	 Does not include shares held by Oce.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(a)  Oce holds 10,000 shares of 7% Class One Preferred Stock,
2,500 shares of 9% Class One Preferred Stock, and 2,500 shares of variable rate Class One Preferred Stock.

	Annual dividends on the Preferred Stock for any fiscal year are cumulative to the extent of 50% of the Company's net after-tax earnings, as defined, for such year. At April 30, 1997, no Preferred Stock dividends were accrued. Annually, beginning in 1995, the Company is required to redeem the Preferred Stock at a price of $100 per share plus accumulated dividends in an amount equal to a specified portion of after-tax earnings, as defined. Unless dividends on the Preferred
Stock are current, the Company may not declare a dividend on, or repurchase any of, the Common Stock.
Under the Note Purchase Agreement, Oce agreed to limitations on the voting and transfer of its stock
(including the transfer of such stock to a voting trust, the trustees of which are four of the Company's directors) and Oce was released from its obligation under certain circumstances to make a tender offer for the Company's common stock. As of April 30, 1997, the Company had authorized and issued a total of 15,000 shares of Class One Preferred Stock. The Company was not required to and has not redeemed any Class One
Preferred Stock in fiscal 1997.

		Pursuant to the Note Purchase Agreement,
upon the conversion of the Class B Stock into Common
Stock on April 27, 1992, Oce, the Company and four
directors elected by the holders of Common Stock,
entered into the Voting Trust Agreement.  2,180,854
shares of Common Stock held by Oce were transferred to Kent P. Friel, Scott D. Watkins, John W. Weil, and
Dennis J. Sullivan, Jr., as Voting Trustees, by Oce.
This Agreement is irrevocable for a period of ten years, except for certain circumstances. (See Item
12.)


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
REPORTS ON FORM 8-K
	(a) (1) The following financial statements for Access Corporation, included on pages 11 through 19 of the 1997 Annual Report to the Shareholders of the Company, which pages are filed as part of this Annual Report on Form
10-K and incorporated herein by reference:

		(i)	Independent Auditors' Report;

		(ii)	Balance sheets as of April 30, 1997
                        and  April 30, 1996;
		(iii)	Statements of Operations for the
                        years ended April 30, 1997, April
                        30,1996 and April 30, 1995;

                 (iv)   Statements of Capital Stock and
                        Other  Stockholders' Equity for the
                        years ended April 30, 1997, April 30, 1996 and April 30, 1995;

                  (v)   Statements of Cash Flows for
                        the years ended April 30, 1997,
                        April 30, 1996 and April 30, 1995;
                        and
                 (vi)   Notes to Financial Statements.

(2) Exhibits: Refer to EXHIBIT INDEX on page X-l of this Annual Report on Form 10-K.

                  (b)  Reports on Form 8-K:  None.

             SUPPLEMENTAL INFORMATION TO BE FURNISHED
              WITH REPORTS FILED PURSUANT TO SECTION 15(D)

	The Company expects to furnish to its security holders subsequent to the date of the filing of this Form 10-K, its Annual Report to Shareholders, and Proxy
Statement and form of Proxy. The Company will furnish four copies of such material to the Commission for its information when it is mailed to security holders.

                        SIGNATURES

	Pursuant to the requirements of the Section
15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, as of the 26th day of July, 1997.

                        ACCESS CORPORATION


                        /SCOTT D. WATKINS
                        _________________
                        Scott D. Watkins
                        President & Chief Executive Officer

	Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 26th day of July, 1997.

SCOTT D. WATKINS
____________________________ President & Chief
Executive Officer
Scott D. Watkins

NEWTON D. BAKER
____________________________ Executive Vice President
Newton D. Baker              and Treasurer (Principal
                     			     Financial and Accounting
                             Officer), Director

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

NEWTON D. BAKER
_____________________
Newton D. Baker
Attorney-In-Fact