Form 10-Q
period 1997-07-31
ACCESS CORP
filed 1997-08-20
CIK 1988

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For Quarterly Period Ended July 31, 1997

                                     OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From               to
                               -------------     -------------------------

Commission File Number 2-33108

                             ACCESS CORPORATION
           (Exact name of registrant as specified in its charter)

                Ohio                               31-0673364
            --------------                       -----------------
(State or other jurisdiction of incorporation)	(I.R.S. Employer
                                                  Identification Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio	45242-3700
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

                             YES     X       NO
                                 --------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of July 31, 1997. Common Stock, no par value: 4,865,559 shares.

PART I. FINANCIAL INFORMATION



                            ACCESS CORPORATION
                             BALANCE SHEETS
                                 ASSETS

                                                 July 31,        April 30,
                                                   1997            1997
CURRENT ASSETS:

 Cash                                         $   1,240,778       $1,404,708
 Accounts Receivable, Less Allowances             2,567,389        2,151,829
    for Doubtful Accounts of $15,000
    in July 1997 and $12,000 in April 1997
 Inventories
   Raw Materials and Purchase Parts                  82,597           96,673
    Work - in - Process                              49,866           56,401
    Finished Goods                                   12,987           13,551
                                                 ---------------------------
                                                    145,450          166,625

 Prepaid Expenses                                   107,921          135,362
 Deferred Income Tax Benefit                         73,800          112,000
                                                 ---------------------------
    TOTAL CURRENT ASSETS                          4,135,338        3,970,524

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

 Computer Hardware & Software                     1,544,785        1,533,592
 Machinery and Equipment                            503,337          503,337
 Office and Service Equipment                       382,755          380,248
 Leasehold Improvements                              14,130           13,405
 Tools, Dies and Fixtures                            97,832           97,832
                                                 ---------------------------
                                                  2,542,839        2,528,414
 Less Accumulated Depreciation                   (2,318,352)      (2,289,920)
                                                 ---------------------------
                                                    224,487          238,494

GOODWILL                                            259,691          259,691

DEFERRED INCOME TAX BENEFIT                         548,882          548,882

     TOTAL ASSETS                              $  5,168,398       $5,017,591

                               ACCESS CORPORATION
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              July 31,           April 30,
CURRENT LIABILITIES                            1997                1997

 Accounts Payable                          $   425,132         $  291,339
 Accrued Salaries, Wages and Commissions        64,262            216,232
 Accrued Taxes                                   9,305              4,198
 Accrued Warranty Expense                       11,018             11,018
 Other Accrued Liabilities                      49,691             69,206
 Accrued Royalty                               667,177            519,916
 Advances from Customers                       286,525            195,145
                                         -----------------------------------
TOTAL CURRENT LIABILITIES                    1,513,110          1,307,054

PREPAID MAINTENANCE CONTRACT REVENUE           552,241            675,245

MANDATORILY REDEEMABLE PREFERRED STOCK       1,500,000          1,500,000


STOCKHOLDERS' EQUITY
 Capital Stock
   Common Stock, No Par Value, Authorized      488,183            488,183
    8,000,000 Shares, Issued and Outstanding
    4,881,829 Shares
 Additional Paid-In Capital                 10,657,652         10,657,652
 Deficit from April 1, 1985                 (9,527,405)        (9,595,160)
 16,270 Common Stock Shares In                 (15,383)           (15,383)
    Treasury, at Cost
                                         -----------------------------------
      TOTAL STOCKHOLDERS' EQUITY             1,603,047          1,535,292



TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                      $ 5,168,398         $5,017,591


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                ACCESS CORPORATION
                              STATEMENT OF EARNINGS


                                          Three Months Ended
                                            July 31,
                                        1997                1996
                                        ----------------------------
REVENUE
 System Sales                       $1,333,744          $  593,969
 Service                             1,379,006           1,081,382
                                   ---------------------------------
                                     2,712,750           1,675,351

COST OF REVENUE
 System Sales                          776,319             323,411
 Service                             1,194,494             670,838
                                   ---------------------------------
                                     1,970,813             994,249


GROSS PROFIT BEFORE AMORTIZATION       741,937             681,102



AMORTIZATION OF COMPUTER SOFTWARE COST                     168,426

GROSS PROFIT                           741,937             512,676

Sales and Administrative               647,864             612,725
Engineering, Research and Development                       60,315
                                    --------------------------------
  Total Costs and Expenses             647,864             673,040


EARNINGS FROM OPERATIONS                94,073            (160,364)



OTHER INCOME (EXPENSE)
  Interest Income                       14,525              21,835
  Other Income                            -                    (31)
  Interest Expense                        (318)             (1,032)
  Other                                 (2,324)                (65)



NET EARNINGS BEFORE INCOME TAXES       105,956            (139,657)

INCOME TAXES                            38,200                -

NET EARNINGS                            67,756            (139,657)

PREFERRED DIVIDEND                         -                  -

INCOME APPLICABLE TO COMMON SHARES  $   67,756          $ (139,657)
                                     ===========         ===========


PER COMMON SHARE AND COMMON SHARE
EQUIVALENTS
 Net earnings                       $     0.01          $   (0.03)
                                      ==========         ===========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ACCESS CORPORATION
                           STATEMENTS OF CASH FLOW

                                           Three Months Ended
                                                  July  31,
                                           1997               1996
                                          __________________________
CASH FLOW FROM:
OPERATING ACTIVITIES
  Net Earnings (Loss)                  $  67,756          $   (139,657)

  Adjustments to Reconcile Net Earnings
    To Net Cash Used in Operations:
     Depreciation                         28,432                31,742
     Amortization                            -                 168,426
     Deferred Income Tax                  38,200                  -
    (Gain) Loss on Sale of Fixed Asset       -                    -

  Changes in Assets and Liabilities
     Accounts Receivable                (415,562)              (56,880)
     Inventories                          21,175                18,205
     Prepaid Expenses                     27,442               (27,457)
     Accounts Payable                    133,793               (72,194)
     Accrued Liabilities                (166,377)             (173,977)
     Accrued Royalties                   147,261                97,528
     Advances From Customers              91,380              (108,060)
     Prepaid Maintenance
            Contract Revenue            (123,004)                5,169
                                      -----------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                  (149,504)             (257,155)

INVESTING ACTIVITIES:
   Capital Additions                     (14,426)              (33,203)
                                      ------------------------------------
NET CASH (USED IN) INVESTING
  ACTIVITIES                             (14,426)              (33,203)

FINANCING ACTIVITIES
  Payments on Capital Leases                                    (7,699)
                                        ---------------------------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                     -                   (7,699)


NET CHANGE IN CASH                      (163,930)             (298,057)

CASH,  Beginning of the Year           1,404,708             2,071,772
                                       ----------------------------------
CASH, July  31, 1997 and 1996         $1,240,778          $  1,773,715
                                      ===================================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ACCESS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JULY 31, 1997


NOTE A - Condensed Financial Statements
----------------------------------------
The condensed balance sheet as of July 31, 1997, the condensed statement of earnings for the three month periods ended July 31, 1997 and 1996, and the condensed statements of cash flows for the three month periods ended
July 31, 1997 and 1996, have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended
July  31, 1997 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997. The results of operations for the period, ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND
                           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company has two primary lines of business, Service and Electronic Document Management Systems. Originally, the company's service activities were limited to the support of its proprietary products. The Company is currently building and growing its business of maintaining equipment manufactured and sold by third parties. The Company is working with manufacturers and distributors of high value equipment to develop its service business. The Company services, on a nationwide basis, end users on both maintenance contracts and a time and material basis. In April 1997, through the acquisition of the assets of Graphic Systems Technology, Incorporated (GST), a company doing third party maintenance in the prepress industry, Access has expanded into this market. The Company is also a leader in the Electronic Document Management Systems (EDMS) software business. In this line of business, the Company is the exclusive North American reseller of the Cimage software which provides software solutions for its customers' technical processes.

Fiscal year 1998 first quarter revenue of $2.7 million was up $1,037,300 (62%) compared with the first quarter of fiscal 1997 Service revenue of $1.4 million increased $297,600 (28%) compared with the first quarter of fiscal 1997. The increase in revenue for service was attributable to the new prepress service business the Company acquired from GST in April 1997. The majority of the 125% increase in EDMS revenue resulted from sales to one customer which represented $990,500 in software revenue in the month of July 1997. The prepress revenue was $342,700 for the quarter ended
July 31, 1997.


The Company's current backlog of orders is $2.02 million compared to $2.05 million at the end of the three months ended July 31, 1996. Current EDMS backlog of $99,400 is 80% lower than that at the same date last year. This decrease in EDMS backlog is the result of the Company delivering the remaining portion of a large 24 month software license in the second quarter of fiscal 1997. Current Service backlog of $1,374,800 is 12% lower than that at the same date last year. This decrease in service backlog is the result of delays in and some contract non-renewals for Cimage Software service and a reduction in the use of the Access proprietary software requiring service.

Gross Margin for the quarter ended July 31, 1997 of 27% was 4% lower than the 31% reported in the comparable period in fiscal 1997. Service gross margin for the first quarter of fiscal 1997 was 13% compared to 38% in the comparable period in fiscal 1997. With the Company's entry into servicing the prepress market, it doubled its number of field service representatives. The addition of these trained personnel greatly expands the capability of the Company to deliver service on a nationwide basis. In the first quarter of fiscal 1998, the additional capacity was not utilized, thus reducing the Company's gross margin for that period. The Company is forecasting substantial growth in its service business, increased utilization of this additional personnel and improved service gross margins. EDMS gross margin before amortization for the first quarter of fiscal 1998 was 42%, which was an decrease from the first quarter of fiscal 1997 level of 46%. For the quarter ended July 31, 1997, the Company did not incur amortization expense for EDMS Capitalized Software because the remaining EDMS computer software development costs were written off in fiscal 1997. For the first quarter ended July 31, 1996, EDMS had amortization expense of $168,400 which decreased the gross margin for the EDMS business unit to 18%. In the first quarter of fiscal 1998 the Company provided EDMS professional services at a discounted rate to two large customers which resulted in a lower gross margin for professional services.

Selling and administrative expenses of $647,900 for the first quarter of fiscal 1998 were $35,100, 6% higher than the first quarter of fiscal 1997. Selling expenses increased due to the additional sales personnel for the prepress and third party sales activities.

Engineering, research and development expenses were incurred for maintaining, upgrading current products and developing new products in the first quarter of fiscal 1997. Cimage Enterprise Systems Limited performs all the engineering, research and development for the Cimage software; therefore, the Company will no longer have a development expense.

Interest income for the first quarter ended July 31, 1997 was $14,525 compared with $21,835 for the first quarter ended July 31, 1996. Interest income for fiscal 1997 and 1996 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1998, the Company decreased its cash balance by $163,930 giving the Company an ending cash balance of $1,240,778 in cash. The Company generated a net income of $67,800 plus cash flow from non-cash charges for depreciation and deferred income taxes of $28,400 and $38,200, respectively. This resulted in an increase in cash of $134,400. Cash was also provided by increases in Accounts Payable, Advances From Customers and Accrued Royalties of $133,800, $91,400 and $174,300, respectively. This was offset by a use of funds for increasing Accounts Receivable, decreasing Accrued Liabilities and decreasing Prepaid Maintenance Contracts of $415,600, $166,400 and $128,800, respectively.
The Company invested $14,400 for capital equipment.

Working capital on July 31, 1997 was approximately $2,622,200, which is $41,200 lower than the April 30, 1997 level. This primarily resulted from increases in accounts receivable and reductions in accrued liabilities and prepaid maintenance contracts.

The Company believes it is well positioned for the future. The company is a relatively small participant in the technically dynamic market which is populated by large players like Microsoft and IBM, as well as many middle and small size firms. In this fragmented market, a great many companies are competing for each new customer order. The Company faces a future filled with opportunities but also filled with a great many risks, many of which are beyond its control.

The Company is still pursuing the venture to join Avcom in a Cincinnati-based venture that intends to acquire and operate companies in the design automation, document management and technical services field throughout the United States. The Avcom venture is contingent upon successful due diligence of 11 companies, each of the 11 companies, including Access, reaching a binding definitive agreement and the successful completion of an initial public offering by Avcom.

                                 SIGNATURES
                               ---------------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					ACCESS CORPORATION

Date:  August  22, 1997                 /s/ Newton D. Baker
       -----------------                --------------------------
                                        Newton D. Baker
                                        Executive Vice President

Date:  August  22, 1997                 /s/ Barbara A. Sommer
       -----------------                --------------------------
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

					ACCESS CORPORATION

Date:  August 22, 1996                  NEWTON D. BAKER
       -------------------              ----------------------------
					Newton D. Baker
					Executive Vice President

Date:  August  22, 1996                 BARBARA A. SOMMER
       -------------------              ----------------------------
					Barbara A. Sommer
                                        Assistant Treasurer & Chief
                                        Accounting Officer

                            EXHIBIT INDEX

(11)	Statement re-computation of per share earnings

         (a) The calculation of net earnings per common share and common share equivalent for three month periods ended July 31, 1997 and 1996 is attached as Exhibit 11(a).