Form 10-Q
period 1997-10-31
ACCESS CORP
filed 1997-12-03
CIK 1988

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                        FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934  For Quarterly Period Ended October  31, 1997

                                OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From______________  to __________________

Commission File Number 2-33108

                        ACCESS CORPORATION
        (Exact name of registrant as specified in its charter)

		Ohio						31-0673364
-----------------------------------             -------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. Employer Identification
                                                         Number)


4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio	45242-3700
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

                                                YES   ___x____  NO ________

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of October 31, 1997. Common Stock, no par value:
4,865,559 shares.

PART I. FINANCIAL INFORMATION



                                ACCESS CORPORATION
                                  BALANCE SHEETS
                                     ASSETS



                                                    October 31,    April 30,
                                                       1997          1997
CURRENT ASSETS:

Cash                                                $1,896,383     $1,404,708
Accounts Receivable, Less Allowances                 2,183,888      2,151,829
    for Doubtful Accounts of $18,000
    in October 1997 and $12,000 in April 1997
Inventories
    Raw Materials and Purchase Parts                    96,031         96,673
    Work - in - Process                                 43,856         56,401
    Finished Goods                                        -            13,551
                                                    ----------     ----------
                                                       139,887        166,625


Prepaid Expenses                                        88,533        135,362
Deferred Income Tax Benefit                             90,709        112,000
                                                    ----------     ----------
    TOTAL CURRENT ASSETS                             4,399,400      3,970,524

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software                       1,335,051      1,533,592
  Machinery and Equipment                              250,883        503,337
  Office and Service Equipment                         360,461        380,248
  Leasehold Improvements                                12,030         13,405
  Tools, Dies and Fixtures                               8,946         97,832
                                                    ----------     ----------
                                                     1,967,371      2,528,414
  Less Accumulated Depreciation                     (1,760,786)    (2,289,920)
                                                    ----------     ----------
                                                       206,585        238,494

GOODWILL                                               237,004        259,691

DEFERRED INCOME TAX BENEFIT                            548,882        548,882
                                                    ----------     ----------
     TOTAL ASSETS                                   $5,391,871     $5,017,591
                                                    ==========     ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS



                                ACCESS CORPORATION
                                  BALANCE SHEETS
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        October 31,   April 30,
CURRENT LIABILITIES                                        1997         1997

  Accounts Payable                                      $  277,480   $  291,339
  Accrued Salaries, Wages and Commissions                  171,724      216,232
  Accrued Taxes                                             22,472        4,198
  Accrued Warranty Expense                                  38,096       11,018
  Other Accrued Liabilities                                 15,130       69,206
  Accrued Royalty                                        1,043,325      519,916
  Advances from Customers                                  282,193      195,145
                                                        ----------   ----------

TOTAL CURRENT LIABILITIES                                1,850,420    1,307,054

PREPAID MAINTENANCE CONTRACT REVENUE                       468,308      675,245

MANDATORILY REDEEMABLE PREFERRED STOCK                   1,500,000    1,500,000

STOCKHOLDERS' EQUITY
  Capital Stock
    Common Stock, No Par Value, Authorized                 488,183      488,183
    8,000,000 Shares, Issued and Outstanding
    4,881,829 Shares
  Additional Paid-In Capital                            10,657,652   10,657,652
  Deficit from April 1, 1985                            (9,557,309)  (9,595,160)
  16,270 Common Stock Shares In                            (15,383)     (15,383)
    Treasury, at Cost
                                                        ----------   ----------
  TOTAL STOCKHOLDERS' EQUITY                             1,573,143    1,535,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $5,391,871   $5,017,591
                                                        ==========   ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                ACCESS CORPORATION
                             STATEMENT OF OPERATIONS

                                                        Three Months Ended
                                                            October 31,
                                                         1997       1996
REVENUE
  System Sales                                          $1,469,605  $  567,449
  Service & Service Depot                                1,260,424     960,159
                                                        ----------   ---------
       Total                                             2,730,029    1,527,608

COST OF REVENUE
  System Sales, exclusive of amortization shown
                        seperately below                   861,921      325,015
  Service & Service Depot                                1,173,355      622,240
                                                        ----------   ----------
  Total                                                  2,035,276      947,255

GROSS PROFIT BEFORE AMORTIZATION                           694,753      580,353

AMORTIZATION OF COMPUTER SOFTWARE COST                        -         168,426

GROSS PROFIT                                               694,753      411,927

Sales and Administrative                                   747,142      488,882
Engineering, Research and Development                         -          84,310
                                                        ----------   ----------
  Total Costs and Expenses                                 747,142      573,192

LOSS FROM OPERATIONS                                       (52,389)    (161,265)

OTHER INCOME (EXPENSE)
  Interest Income                                           12,899       19,705
  Other Income                                                 (98)       3,762
  Interest Expense                                             -         (1,144)
  Other                                                     (7,226)       2,120
                                                        ----------   ----------
NET LOSS BEFORE INCOME TAXES                               (46,814)    (136,822)

INCOME TAXES                                               (16,909)        -

NET LOSS                                                   (29,905)    (136,822)

PREFERRED DIVIDEND                                            -            -

LOSS APPLICABLE TO COMMON SHARES                        $  (29,905)  $ (136,822)
                                                        ==========   ==========

PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  Net loss                                              $    (0.01)  $    (0.03)

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        ACCESS CORPORATION
                      STATEMENT OF EARNINGS

                                                         Six Months Ended
                                                            October 31,
                                                         1997       1996
REVENUE
  System Sales                                          $2,803,349  $1,161,418
  Service                                                2,639,430   2,041,541
                                                        ----------  ----------
                                                         5,442,779   3,202,959
COST OF REVENUE
  System Sales                                           1,638,240     648,426
  Service                                                2,367,849   1,293,079
                                                        ----------  ----------
                                                         4,006,089   1,941,505

GROSS PROFIT BEFORE AMORTIZATION                         1,436,690   1,261,454

AMORTIZATION OF COMPUTER SOFTWARE COST                        -        336,852

GROSS PROFIT                                             1,436,690     924,602

Sales and Administrative                                 1,395,006   1,101,607
Engineering, Research and Development                         -        144,624
                                                        ----------  ----------
  Total Costs and Expenses                               1,395,006   1,246,231

EARNINGS FROM OPERATIONS                                    41,684    (321,629)

OTHER INCOME (EXPENSE)
  Interest Income                                           27,424     41,540
  Other Income                                                 (98)     3,731
  Interest Expense                                            (318)    (2,176)
  Other                                                     (9,550)     2,054

EARNINGS FROM CONTINUING OPERATIONS                         59,142   (276,480)
  BEFORE INCOME TAXES

INCOME TAXES                                                21,291       -

NET EARNINGS                                                37,851   (276,480)

PREFERRED DIVIDENDS                                            -         -
                                                        ----------  ---------
INCOME APPLICABLE TO COMMON SHARES                      $   37,851  $(276,480)
                                                        ==========  =========

PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  Net Earnings                                          $      .01  $   (0.06)
                                                        ==========  =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        ACCESS CORPORATION
                      STATEMENTS OF CASH FLOW

                                                Three Months Ended
                                                    October 31,
                                                1997        1996
CASH FLOW FROM:
OPERATING ACTIVITIES
    Net Income (Loss)                           $   37,851  $ (276,480)
    Adjustments to Reconcile Net Earnings
      To Net Cash Used in Operations:
         Depreciation                               59,098      62,788
         Amortization                                6,177     336,852
         Deferred Income Tax                        21,292         -
         (Gain) Loss on Sale of Fixed Asset          7,630      (2,355)
         Changes in Assets and Liabilities
           Accounts Receivable                     (32,061)    (29,298)
           Inventories                              26,738     112,477
           Prepaid Expenses                         46,830     (13,386)
           Accounts Payable                        (13,859)   (191,474)
           Accrued Liabilities                     (53,231)   (121,971)
           Accrued Royalties                       523,409     205,657
           Advances From Customers                  87,048    (175,614)
           Prepaid Maintenance Contract Revenue   (206,937)   (133,114)
                                                ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          509,985    (225,918)

INVESTING ACTIVITIES:
    Capital Additions                              (34,820)    (54,333)
    Goodwill                                        16,510         -
                                                ----------  ----------
    NET CASH (USED IN) INVESTING ACTIVITIES        (18,310)    (54,333)

FINANCING ACTIVITIES
    Preferred Dividends                                       (102,509)
    Payments on Capital Leases                                 (15,398)
                                                ----------  ----------
                                                              (117,907)

NET CHANGE IN CASH                                 491,675    (398,158)

CASH,  Beginning of the Year                     1,404,708   2,071,772
                                                ----------  ----------
CASH, October 31, 1997 and 1996                 $1,896,383  $1,673,614
                                                ==========  ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        ACCESS CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997


NOTE A - CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of October 31, 1997, the condensed
statement of earnings for the six month   periods ended October 31, 1997
and 1996, and the condensed statements of cash flows for the six month periods ended October 31, 1997 and 1996 have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended October 31, 1997 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997. The results of operations for the period ended October 31, 1997 are not necessarily indicative of the operating results for the full year.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company has two primary lines of business, Service and Electronic Document Management Systems. Originally, the Company's service activities were limited to the support of its proprietary products. The Company is currently building and growing its business of maintaining equipment manufactured and sold by third parties. The Company is working with manufacturers and distributors of high value equipment to develop its service business. The Company services on a nationwide basis, end users on both maintenance contracts and a time and material basis. Since April 1997, through the acquisition of the assets of Graphic Systems Technology, Incorporated (GST), a company doing third party maintenance in the prepress industry, Access has expanded into this market. The Company is also a leader in the Electronic Document Management Systems (EDMS) software business. In this line of business, the Company is the exclusive North American reseller of Cimage software.

Fiscal year 1998 second quarter revenue of $2.7 million was up $1.2 million (79%) compared with revenue for the second quarter of fiscal 1997. Service revenue of $1.2 million increased $300,200 (32%) compared with the second quarter of fiscal 1997. $251,300 of this increase represented servicing of prepress equipment, which the Company commenced
with the purchase of GST's assets in April 1997.   EDMS revenue of $1.5
million increased $902,200 (159%) compared with that in the second quarter of fiscal 1997. The major contributor to this increase was from sales to two customers which represented $798,100 in revenue.

Revenue for the first six months of fiscal 1997 of $5.4 million increased 70% from that for the six months ended October 31, 1997. Service revenue of $2.6 million was $590,400 (29%) higher than the $2.0 million of service revenue recorded for the six months ended October 31, 1996. The increase in revenue for service was attributable to the new prepress service business the Company acquired from GST in April 1997. Prepress revenue for the six months ended October 31, 1997 was $594,000. EDMS revenue of $2.8 million was $1.6 million (141%) greater than EDMS revenue of $1.2 million recorded in the first six months of fiscal 1997. Three customers purchased software resulting in $1.7 million.

The Company's current backlog of orders is $1.8 million compared to $2.2 million at October 31, 1996. Service backlog of $998,900 was 39% lower at October 31, 1997 than at October 31, 1996. Backlog relating to maintenance contracts on the Company's proprietary micrographic hardware decreased $504,500. The Company discontinued manufacturing this equipment in fiscal 1993. The Service backlog is expected to be delivered within the next twelve months. Current EDMS backlog of $756,200 is 32% higher than that at the same date last year. This increase in backlog is the result of the Company receiving more orders for professional services which are delivered over a length of time.
The backlog is expected to be delivered within the next twelve months.

Gross Margins for the second quarter ended October 31, 1997 of 25% deceased 2% form the comparable period in fiscal 1997, which was 27%. Service gross margin of 6% was 29% lower than the 35% for this same period in fiscal 1997. With the Company's entry into servicing the prepress market, it doubled its number of field service representatives. The addition of these trained personnel greatly expands the capability of the Company to deliver service on a nationwide basis. In the second quarter of fiscal 1998, the additional capacity was not fully utilized, thus reducing the Company's gross margin for that period. The Company expects substantial growth in its service business, increased utilization of this additional personnel and improved service gross margins within the next twelve months. EDMS gross margin before amortization for the second quarter of fiscal 1998 was 41%, which was 2% lower than the 43% recorded in the second quarter of fiscal 1997. EDMS gross margin after amortization was 41% , compared to 13% for the same period last year. The Company did not incur amortization expense for EDMS Capitalized Software because the remaining EDMS computer software development costs were written off in fiscal 1997.

Selling and administrative expenses of $265,500 for the second quarter of fiscal 1998 were $39,700 (18%) higher than the second quarter of fiscal 1997. Selling expenses increased due to increased commissions on orders received in the second quarter of fiscal 1998.

Engineering, research and development expenses were incurred for maintaining, upgrading current products and developing new products in the second quarter of fiscal 1997. Cimage Enterprise Systems Limited performs all the engineering, research and development for the Cimage software; therefore, the Company will no longer have a development expense.

Interest income for the second quarter ended October 31, 1997 was $12,900 compared with $19,700 for the second quarter ended October 31, 1996. Interest income for fiscal 1997 and 1996 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1998, the Company increased its cash balance by $491,700 resulting in a leaving $1,896,400 cash balance. The Company provided $510,000 in cash from operations, invested $34,800 in fixed assets and provided $16,500 for transactions relating to the assets acquired from GST.

Accrued Royalties increased $523,400 since April 30, 1997. The major contributor for this increase was the accrual of royalties to Cimage Enterprise Systems for software sold in Fiscal 1998. These royalties are payable 60 days from the date of invoice.

On large customer orders there are provisions for progress payments to be made by customers based on predetermined events. These advances increased approximately $87,000 since April 30, 1997.

Working capital on October 31, 1997 was approximately $2,549,000, which is $114,500 lower than the April 30, 1997 level. This primarily was the result of an increase in accrued royalties for Cimage Enterprise
Systems.

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



                PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Shareholders was held on October 7,
1997.

At the Annual Meeting, the holders of Common Stock of the Registrant approved a resolution for the sale of substantially all of the assets of the Company to Universal Document Management Systems, Inc. pursuant to the Asset Purchase Agreement dated as of August 19, 1997, and the Plan of Complete Liquidation and Dissolution of the Company. The vote of the shareholders was:

			FOR:				4,488,527.5
                        AGAINST:                            9,120.0
                        ABSTAIN:                            3,265.0
                        BROKER NON-VOTES:                 364,646.5

The holders of Common Stock of the Registrant approved a resolution setting the number of directors to be elected at eight. The vote of the shareholders was:

			FOR:				4,483,312.5
                        AGAINST:                            4,010.0
                        ABSTAIN:                           13,590.0
                        BROKER NON-VOTES:                 364,646.5

The holders of Common Stock of the Registrant approved the appointment of the following directors. The vote of the shareholders was:

                                               FOR             WITHHELD

        James M. Anderson                    4,500,232.5        680
        Newton D. Baker                      4,499,732.5      1,180
        Kent P. Friel                        4,500,232.5        680
        James H. Hardie                      4,500,232.5        680
        Robert J. Kalthoff                   4,499,732.5      1,180
        Dennis J. Sullivan, Jr.              4,500,232.5        680
        Scott D. Watkins                     4,500,232.5        680
        John W. Weil                         4,500,232.5        680

The holders of Common Stock of the Registrant approved the appointment of Deloitte & Touche LLP as the auditors of the Company for the fiscal year ending April 30, 1998.

                        FOR:                            4,493,312.5
                        AGAINST:                            4,160.0
                        ABSTAIN:                            3,440.0
                        BROKER NON-VOTES:                 364,646.5

ITEM 5.  OTHER INFORMATION


	The Company has entered into an Asset Purchase Agreement dated as of August 19, 1997 (the "Asset Purchase Agreement") providing for the sale of substantially all of its assets (the "Asset Sale") to Universal Document Management Systems, Inc. ("Purchaser"). A copy of the Asset Purchase Agreement is attached hereto as Exhibit 2.1.

	The Asset Purchase Agreement was approved by the Company's
shareholders at the Annual Meeting.   At the Annual Meeting, the
Company's shareholders also approved the Plan of Complete Liquidation and Dissolution (the "Plan" a copy of which is attached hereto as Exhibit 2.2) providing for the liquidations of the Company (the "Liquidation").

	Under the terms of the Asset Purchase Agreement, the Company will sell all of its assets (except the Excluded Assets) to the Purchaser for $3.0 million in cash subject to the adjustment described below (plus the Contingent Consideration) and Purchaser will assume all of the company's liabilities other than costs of the Asset Sale to the extent they exceed $50,000. The Excluded Assets will consist of $1.5 million in cash to be paid to Oce N.V. ("Oce") pursuant to the Agreement dated as of August 19,1997 between the Company and Oce (the "Oce Agreement"), the cash proceeds received by the Company after the date of the Asset Purchase Agreement upon the exercise of any stock options and certain personal property owned by Company employees. The Asset Purchase Agreement provides that, if, immediately prior to the Closing, the Company has less than $1.5 million in cash, but has at least $3.2 million in cash and accounts receivable, then the Company will use a portion of the $3.0 million to be paid by Purchaser at the Closing to make such $1.5 million payment to Oce, and Purchaser will pay to the Company 50% of all collections of the company's accounts receivable as of the Closing until the Company has been able to distribute $3.0 million to the holders of the Common Stock (other than Oce).

	The purchase price is subject to adjustment for acquisitions by the Company prior to the Closing upon mutual agreement of Purchaser and the Company. The Company is also entitled to receive Contingent Consideration in cash up to $1.0 million based upon gross profit of the Company's hardware service business unit (or Purchaser's conduct of that business after the closing of the Asset Sale) for the fiscal year ending April 30, 1998, calculated as follows:

If Accountable Earnings are:            Additional Consideration will be:
$2,000,000 or greater					$1,000,000
$1,950,000 to $1,999,999.99                                800,000
$1,900,000 to $1,949,999.99                                600,000
$1,850,000 to $1,899,999.99                                400,000
$1,800,000 to $1,849,999.99                                200,000
Less Than $1,800,000                                          0

	Pursuant to the Asset Purchase Agreement, Purchaser is to pay any such amount within 120 days after April 30, 1998.

	In the Asset Purchaser Agreement, the Company has made certain representations, warranties and disclosures to Purchaser with respect to, among other things, the Company's organization, corporate authority relating to the Asset Sale, financial statements, liabilities and obligations, employees, employee benefit plans, contracts, insurance policies, intellectual property, tax returns and liabilities, compliance with law, litigation and business. The Asset Purchase Agreement contains certain representations by Purchaser as to its organization, corporate authority relating to the Asset Sale and filings to be made in connection with its mutual public offering.

	Pursuant to the Asset Purchase Agreement, the Company has agreed that, prior to the closing of the Asset Sale, it will use its best efforts to cause the consummation of the Asset Sale, operate its business in the ordinary course, use reasonable efforts to preserve the business of the Company and its relationship with third parties intact, notify Purchaser of certain events use its best efforts to obtain any necessary approvals of third parties and refrain from engaging in certain actions with respect to its employees, contracts, capital assets, or liabilities. The Company has also agreed not to pay any dividends or distributions or redeem any of its capital stock prior to the Closing.

	The obligation of Purchaser to consummate the Asset Sale is subject to the satisfaction or waiver by the closing date of certain conditions, including (a) satisfactory completion of Purchaser's due diligence, (b) the accuracy of the company's representations and warranties in the Asset Purchase Agreement, (c) performance by the Company of its covenants in the Asset Purchase Agreement, (d) receipt of a legal opinion and other documents, (e) the absence of any injunction preventing, or litigation challenging the validity of, the Asset Sale,
(f) the absence of any change with a material adverse effect on the Company since April 30, 1997, (g) the approval of Purchaser's registration statement for its initial public offering, (h) the simultaneous closing of Purchaser's initial public offering and the acquisition of eight other corporations and (i) execution of employment agreements between Purchaser and each of Messrs. Watkins and Baker which have been executed.

	The obligation of the Company to consummate the Asset Sale is also subject to the satisfaction or waiver by the closing date of certain conditions, including (a) the accuracy of Purchaser's representations and warranties in the Asset Purchase Agreement, (b) performance by Purchaser of its covenants in the Asset Purchase Agreement, (c) receipt of a legal opinion and other documents, (d) the absence of any injunction preventing, or litigation challenging the validity of, the Asset Sale, (e) the receipt by the Company and Purchaser of all necessary government and other third party approvals and consents, (f) the approval of the Asset Sale by the Company's shareholders (which was obtained on October 7, 1997), and (g) the Oce Agreement being in full force and effect.

	The Asset Purchase Agreement may be terminated and the Asset Sale may be abandoned:

(a)  at any time prior to the Closing by mutual agreement,
(b) at any time prior to the Closing by Purchaser or the company if the other breaches the Asset Purchase Agreement and the breach is not cured within 20 days after receipt of notice.
(c) by either Purchaser or the Company if the Closing does not occur by December 31, 1997,
(d) by the Company if (i) its Board of Directors determines in the exercise of its fiduciary duty that such action is appropriate in furtherance of the best interest of its shareholders in order to accept an alternative proposal as described above and (ii) the Company pays Purchaser a cash "break-up" fee of $250,000, or
(e) by Purchaser if at Closing the Company does not have $1.5 million in cash and the sum of its cash and accounts receivable is less than $3.2 million.

	Pursuant to the Asset Purchase Agreement, Purchaser will assume all of the Company's obligations under its Executive Retention Agreements with each of Messrs. Scott D. Watkins and Newton D. Baker. Purchaser has also agreed to make offers of employment to all or substantially all of the Company's employees as of the Closing Date on terms and conditions substantially similar to the then current terms and conditions of their employment. As a condition of closing imposed by Purchaser, Messrs. Watkins and Baker were required to enter into two-year Employment Agreements with the Purchaser. Messrs. Watkins and Baker have entered into these agreements with Purchaser, effective upon the closing, providing for base compensation and bonus opportunity substantially equivalent to that current paid by the Company, but which are less favorable in other respects than the compensation and benefits they are currently receiving.

	Upon the consummation of the Asset Sale, the Company will no longer be involved in any active business. The Company will receive cash for its assets which will be distributed to its shareholders. Upon such distribution the Common Stock will be redeemed and cancelled and the shareholders will no longer be shareholders in the Company, although they will be beneficiaries of the liquidating trust which will be established under the Plan. As a result of such redemption, the Company will no longer be required to file reports under the Securities Exchange Act of 1934, as amended. The former business of the Company will be owned by Purchaser and the shareholders of the Company will have no interest therein.

	 In 1987, Oce purchased 1,333,334 shares of the Company's Class B Common Stock for approximately $4 million ($3.00 per share). In
February 1989, Oce purchased from the Company an additional 571,429 shares of Class B Common Stock for approximately $2 million ($3.50 per share) and also purchased 276,191 shares of Common Stock owned by other shareholders for $2.50 per share. In 1992, all of the Class B Common Stock held by Oce was converted into an equal number of shares of Common Stock and substantially all of such Common Stock was deposited in a voting trust (the "Voting Trust").

	In 1991, Oce agreed to lend the Company up to $1.5 million in cash. The notes representing such loans were later exchanged for Preferred Stock currently held by Oce.

	Accordingly, Oce has invested approximately $8.2 million in stock of the company, for which it will receive a $1.5 million (plus accrued dividends, in any) under the Oce Agreement and the Plan.

	Oce currently owns Class One Preferred Stock of the company with an aggregate liquidation preference of $1.5 million (plus accrued and unpaid dividends, if any) and 2,180,954 shares of Common Stock, substantially all of which are held by the Voting Trust. Pursuant to the Oce Agreement, Oce has agreed that if it receives $1.5 million (plus accrued dividends, if any) in cash upon the Liquidation, it will surrender all of its shares to the Company and waive any further claim for payment or distribution with respect thereto.

	Pursuant to the Oce Agreement, Oce voted its shares of the Company in favor of the Plan and the Asset Sale.

	At or promptly after the Closing of the Asset Sale, the Company will contribute to a trust for the benefit of its shareholders (the "Liquidating Trust") its right to receive the Contingent Consideration under the Asset Purchase Agreement, together with any cash amounts retained by the Company as described below. Messrs. Watkins and Baker will be the trustees of the Liquidating Trust under the trust agreement. The trustees may invest the corpus of such Trust in short-term money market investments described above until such funds are distributed to former shareholders. The right of shareholders to receive any distributions from the Liquidating Trust will not be transferable except by will or by operation of law.

	Pursuant to the Plan, the company will be completely liquidated and all of its assets will be distributed to its shareholders. Pursuant to the Oce Agreement, Oce will receive a distribution of $1.5 million (plus accrued dividends, if any). The proceeds of the Asset Sale and the exercise of any stock options (less than amounts retained by the Company in the discretion of the Board of Directors for liabilities not assumed by the Purchaser) will be distributed pro rata to all other holders of Common Stock. Assuming that all outstanding stock options with an exercise price of less than $1.00 are exercised, and that no such reserves are retained by the Company, it is expected that this would result in a distribution of approximately $.90 per share in cash with respect to each share of Common Stock (other than those held by Oce). Receipt of the Contingent Consideration would result in an additional distribution of from $.01 to $.30 per share.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Refer to EXHIBIT INDEX on page 12 of this Quarterly Report on Form 10-Q

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the second quarter of fiscal year 1998.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  December 2, 1997			s/Newton D. Baker
                                        -----------------
					Newton D. Baker
					Executive Vice President

Date: December 2, 1997                  s/ Barbara A. Sommer
                                        --------------------
					Barbara A. Sommer
					Assistant Treasurer & Chief Accounting
Officer

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  December 2, 1997                 NEWTON D. BAKER
                                        ---------------
					Newton D. Baker
					Executive Vice President

Date:  December 2, 1997                 BARBARA A. SOMMER
                                        -----------------
					Barbara A. Sommer
					Assistant Treasurer & Chief Accounting
                                        Officer

                        EXHIBIT INDEX

(2)  Asset Purchase Agreement and Plan of Complete Liquidation and
Dissolution

        (1) Asset Purchase Agreement, dated August 19, 1997, between Universal Document Management Systems, Incorporated and Access
             Corporation is attached hereto as Exhibit 2.1.
        (2)  Plan of Complete Liquidation and Dissolution of Asset
             Corporation is attached hereto as 	Exhibit 2.2.


(11)	Statement re-computation of per share earnings

(a) The calculation of net earnings per common share and common share equivalent for three month periods ended October 31, 1997 and 1996 is attached as Exhibit 11(a)
(b) The calculation of net earnings per common share and common share equivalent for six month periods ended October 31, 1997 and 1996 is attached as Exhibit 11(b).














































8