Form 10-Q
period 1998-01-31
ACCESS CORP
filed 1998-03-11
CIK 1988

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For Quarterly Period Ended January 31, 1998

                                OR

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition Period From___________ to ___________

Commission File Number 2-33108

                        ACCESS CORPORATION
        (Exact name of registrant as specified in its charter)

                Ohio                              31-0673364
------------------------------------------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. Employer
                                                Identification Number)


4350 Glendale-Milford Road, Suite 250,
 	   Cincinnati, Ohio				45242-3700
---------------------------------------------------------------------
(Address of principal executive offices)		(Zip Code)

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

                                                YES     X       NO
                                                   ---------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of January 31, 1998: Common Stock, no par value: 4,865,559 shares.

PART I. FINANCIAL INFORMATION


                                ACCESS CORPORATION
                                  BALANCE SHEETS
                                     ASSETS

                                                  January 31,    April 30,
                                                      1998          1997
CURRENT ASSETS:

  Cash                                            $1,380,172     $1,404,708
  Accounts Receivable, Less Allowances             1,975,019      2,151,829
    for Doubtful Accounts of $21,000
    in January 1998 and $12,000 in April 1997
  Inventories
    Raw Materials and Purchase Parts                 120,744         96,673
    Work - in - Process                                4,379         56,401
    Finished Goods                                     5,227         13,551
                                                  ----------     ----------
                                                     130,350        166,625

Prepaid Expenses                                     116,000        229,862
Deferred Income Tax Benefit                          112,000        112,000
                                                  ----------     ----------
    TOTAL CURRENT ASSETS                           3,713,541      4,065,024

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Computer Hardware & Software                     1,340,144      1,533,592
  Machinery and Equipment                            250,883        503,337
  Office and Service Equipment                       360,461        380,248
  Leasehold Improvements                              15,656         13,405
  Tools, Dies and Fixtures                             8,946         97,832
                                                   ---------     ----------
                                                   1,976,090      2,528,414
  Less Accumulated Depreciation                   (1,786,411)    (2,289,920)
                                                  ----------     ----------
                                                     189,679        238,494

GOODWILL                                             139,068        165,191

DEFERRED INCOME TAX BENEFIT                          548,882        548,882
                                                  ----------     ----------
     TOTAL ASSETS                                 $4,591,170     $5,017,591
                                                  ==========     ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                               ACCESS CORPORATION
                                 BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                               January 31,     April 30,
                                               1998            1997
CURRENT LIABILITIES
  Accounts Payable                             $  231,635       $  291,339
  Accrued Salaries, Wages and Commissions         193,092          216,232
  Accrued Taxes                                    15,859            4,198
  Accrued Warranty Expense                         13,009           11,018
  Other Accrued Liabilities                        28,374           69,206
  Accrued Royalty                                 535,948          519,916
  Advances from Customers                         343,028          195,145
                                               ----------       ----------
TOTAL CURRENT LIABILITIES                       1,360,945        1,307,054

PREPAID MAINTENANCE CONTRACT REVENUE              550,202          675,245

MANDATORILY REDEEMABLE PREFERRED STOCK          1,500,000        1,500,000

STOCKHOLDERS' EQUITY
  Capital Stock
    Common Stock, No Par Value, Authorized        488,183          488,183
    8,000,000 Shares, Issued and Outstanding
    4,881,829 Shares
  Additional Paid-In Capital                   10,657,652       10,657,652
  Deficit from April 1, 1985                   (9,950,429)      (9,595,160)
  16,270 Common Stock Shares In                   (15,383)         (15,383)
    Treasury, at Cost
                                               -----------      ----------
  TOTAL STOCKHOLDERS' EQUITY                    1,180,023        1,535,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,591,170       $5,017,591
                                               ==========       ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                                ACCESS CORPORATION
                            STATEMENT OF OPERATIONS

                                                  Three Months Ended
                                                     January 31,
                                                  1998        1997
                                                  -------------------
REVENUE
  System Sales                                    $  569,326  $  506,570
  Service & Service Depot                          1,185,943     842,345
                                                  ----------  ----------
       Total                                       1,755,269   1,348,915

COST OF REVENUE
  System Sales, excluding amortization of
        software computer costs                      296,068     318,451
  Service & Service Depot                          1,120,462     599,865
                                                  ----------  ----------
       Total                                       1,416,530     918,316

GROSS PROFIT BEFORE AMORTIZATION OF
     COMPUTER SOFTWARE                               338,739     430,599

AMORTIZATION OF COMPUTER SOFTWARE COSTS                          732,071

GROSS PROFIT (LOSS)                                  338,739    (301,472)

Sales and Administrative                             769,403     615,398
Engineering, Research and Development                             89,241
                                                  ----------  ----------
  Total Costs and Expenses                           769,403     704,639

EARNINGS (LOSS) FROM OPERATIONS                     (430,664) (1,006,111)

OTHER INCOME (EXPENSE)
  Interest Income                                     19,652      21,154
  Other Income                                           102       5,169
  Interest Expense                                      (511)     (1,020)
  Other                                               (2,990)

NET LOSS BEFORE INCOME TAXES                        (414,411)   (980,808)

INCOME TAXES (BENEFIT)                               (21,291)

NET LOSS                                            (393,120)   (980,808)

PREFERRED DIVIDEND                                      -           -

LOSS APPLICABLE TO BASIC AND DILUTIVE
    COMMON SHARES                                 $ (393,120) $ (980,808)
                                                  ==========  ==========
PER BASIC AND DILUTIVE COMMON SHARE
  AND COMMON SHARE EQUIVALENTS
  Net Loss                                        $    (0.08) $    (0.20)
                                                  ==========  ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS



                                ACCESS CORPORATION
                              STATEMENT OF EARNINGS

                                                    Nine Months Ended
                                                       January 31,
                                                    1998         1997
REVENUE
  System Sales                                      $3,372,676   $1,667,988
  Service & Service Depot                            3,825,372    2,883,886
                                                    ----------   ----------
                                                     7,198,048    4,551,874
COST OF REVENUE
  System Sales, excluding amortization of
        computer software costs                      1,934,309      966,877
  Service & Service Depot                            3,488,311    1,892,944
                                                    ----------   ----------
                                                     5,422,620    2,859,821
GROSS PROFIT BEFORE AMORTIZATION
        OF COMPUTER SOFTWARE                         1,775,428    1,692,053

AMORTIZATION OF COMPUTER SOFTWARE COSTS                           1,068,923

GROSS PROFIT                                         1,775,428      623,130

Sales and Administrative                             2,164,409    1,717,005
Engineering, Research and Development                               233,865
                                                    ----------   ----------
  Total Costs and Expenses                           2,164,409    1,950,870

LOSS FROM OPERATIONS                                  (388,981)  (1,327,740)

OTHER INCOME (EXPENSE)
  Interest Income                                       47,076       62,695
  Other Income                                               4       11,316
  Interest Expense                                        (829)      (3,196)
  Other                                                (12,539)        (362)

LOSS BEFORE INCOME TAXES                              (355,269)  (1,257,287)

INCOME TAXES

NET LOSS                                              (355,269)  (1,257,287)

PREFERRED DIVIDENDS
                                                     ---------  -----------
LOSS APPLICABLE TO BASIC AND
  DILUTIVE COMMON SHARES                            $ (355,269) $(1,257,287)
                                                    ==========  ===========
PER BASIC AND DILUTIVE COMMON SHARE
       AND COMMON SHARE EQUIVALENTS
  Net Loss                                         $     (0.07) $     (0.26)
                                                   ===========  ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                        ACCESS CORPORATION
                     STATEMENTS OF CASH FLOW

                                                       Nine Months Ended
                                                          January 31,
                                                       1998       1997

CASH FLOW FROM:
OPERATING ACTIVITIES
    Net  Earnings (Loss)                              $ (355,269) $(1,257,287)
    Adjustments to Reconcile Net Earnings
      To Net Cash Provided by (Used in) Operations:
            Depreciation                                  84,723       98,552
            Amortization                                   9,612    1,068,923
            Deferred Income Tax                              -         (2,972)
            (Gain) Loss on Sale of Fixed Asset             7,630       (2,355)
            Changes in Assets and Liabilities
              Accounts Receivable                        176,808      642,098
              Inventories                                 36,275       69,173
              Prepaid Expenses                           130,374      (23,688)
              Accounts Payable                           (59,704)    (228,686)
              Accrued Liabilities                        (50,319)    (222,879)
              Accrued Royalties                           16,032     (158,100)
              Advances From Customers                    147,883     (170,453)
              Prepaid Maintenance Contract Revenue      (125,042)       2,117
                                                       ---------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       19,003     (185,557)

INVESTING ACTIVITIES:
    Capital Additions                                    (43,539)    (101,561)
                                                       ---------     --------
    NET CASH USED IN INVESTING ACTIVITIES                (43,539)    (101,561)

FINANCING ACTIVITIES
    Payments of Preferred Dividends                         -        (102,510)
    Payments on Capital Leases                              -         (19,598)
                                                       ---------     --------
                                                            -        (122,108)

NET CHANGE IN CASH                                       (24,536)    (409,226)

CASH,  Beginning of the Year                           1,404,708    2,071,772
                                                       ---------    ---------
CASH, January  31, 1998 and 1997                      $1,380,172   $1,662,546
                                                      ==========   ==========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                ACCESS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE A - Condensed Financial Statements

The condensed balance sheet as of January 31, 1998, the condensed
statements of earnings for the three and nine month   periods ended
January 31, 1998 and 1997, and the condensed statements of cash flows for the nine month periods ended January 31, 1998 and 1997 have been prepared by the Company without audit. These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments made during the quarter ended January 31, 1998 are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997. The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE B - Calculation of Net Income (Loss) Per Share

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) no. 128 - "Earnings per Share" in February 1997. It replaced the presentation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if stock options were exercised. However, if the effect on EPS assuming exercise of stock options is anti-dilutive, which it would have been in the periods presented, such dilution is not considered. The Company adopted SFAS No. 128 in the third quarter of 1998. All previously reported EPS amounts have been restated to the new presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company has two primary lines of business, Service and Electronic Document Management Systems (System Sales). Originally, the Company's service activities were limited to the support of its proprietary products. The Company is currently building and growing its business of maintaining equipment manufactured and sold by third parties. The Company is working with manufacturers and distributors of high value equipment to develop its service business. The Company services on a nationwide basis, end users on both maintenance contracts and a time and material basis. The Company is also a leader in the Electronic Document Management Systems (EDMS) software business. In this line of business, the Company is the exclusive North American reseller of Cimage software.

Fiscal year 1998 third quarter revenue of $1.8 million was up $406,400 (30%) compared with revenue for the third quarter of fiscal 1997. Service revenue of $1.2 million increased $343,600 (41%) compared with the third quarter of fiscal 1997. $146,600 of this increase represented servicing of prepress equipment, which the Company commenced with the purchase of GST's assets in April 1997. The Company has grown its business of maintaining equipment manufactured and sold by third parties in the third quarter of fiscal 1998 of $225,700 by $125,500, excluding the prepress equipment. EDMS revenue of $569,300 increased $62,800 (12%) compared with that in the third quarter of fiscal 1997. Cimage software increased $79,000 in the third quarter of fiscal 1998 compared to the third quarter in fiscal 1997.

Revenue for the first nine months of fiscal 1998 of $7.2 million increased 58% from that for the nine months ended January 31, 1998. Service revenue of $3.8 million was $941,500 (33%) higher than the $2.9 million of service revenue recorded for the nine months ended January 31, 1997. The increase in revenue for service was attributable to the new prepress service business the Company acquired from GST in April 1997 and the increase volume of business for maintaining equipment manufactured and sold by third parties. The increase in revenue for prepress and other third party revenue for the nine months ended January 31, 1998 were $740,600 and $639,400, respectively. The increase in third party revenue more than offset the decrease of $372,500 in revenue from servicing the Company's proprietary equipment. EDMS revenue of $3.4 million was $1.7 million (102%) greater than EDMS revenue of $1.7 million recorded in the first nine months of fiscal 1998. This increase resulted from three customers purchasing software resulting in $1.7 million. EDMS revenue is generated from large orders and tends to fluctuate substantially from period to period depending upon the timing of placement and shipping of orders.

The Company's current backlog of orders is $2.1 million compared to $2.4 million at January 31, 1997. Service backlog of $805,400 was 33% lower at January 31, 1998 than at January 31, 1997. Backlog relating to maintenance contracts on the Company's proprietary micrographic hardware decreased $431,800. The Company discontinued manufacturing this equipment in fiscal 1993. The Service backlog is expected to be delivered within the next twelve months. Current EDMS backlog of $820,200 is 45% higher than that at the same date last year. This increase in backlog is the result of the Company receiving more orders for EDMS professional services which are delivered over a length of time and three orders received in January for software and hardware. The professional services are expected to be delivered within the next twelve months. The software and hardware is expected to be delivered in the next three months.

Gross Margin for the third quarter ended January 31, 1998 of 19% deceased from those in the comparable period in fiscal 1997, which was 32%. Service gross margin of 6% was lower than the 29% for this same period in fiscal 1997. With the Company's entry into servicing the prepress market, it doubled its number of field service representatives. The addition of these trained personnel greatly expands the capability of the Company to deliver service on a nationwide basis. In the third quarter of fiscal 1998, the additional capacity was not fully utilized, thus reducing the Company's gross margin for that period. The Company anticipates growth in its service business, increased utilization of this additional personnel and improved service gross margins within the next twelve months. EDMS gross margin before amortization for the third quarter of fiscal 1998 was 48%, which was higher than the 38% recorded in the third quarter of fiscal 1997. EDMS gross margin after amortization was 48% , compared to a negative margin of 107% for the same period last year. The Company did not incur amortization expense for EDMS Capitalized Software in the third quarter of fiscal 1998 because the remaining EDMS computer software development costs were written off in the third quarter of fiscal 1997.

Selling and administrative expenses of $769,400 for the third quarter of fiscal 1998 were $154,000 (25%) higher than similar expenses in the third quarter of fiscal 1997. Selling expenses increased due to increased commissions on orders received in the third quarter of fiscal 1998.

Engineering, research and development expenses were incurred for maintaining, upgrading current products and developing new products in the third quarter of fiscal 1997. Cimage Enterprise Systems Limited performs all the engineering, research and development for the Cimage software; therefore, the Company will no longer have a development expense.

Interest income for the third quarter ended January 31, 1998 was $19,700 compared with $21,200 for the third quarter ended January 31, 1997. Interest income for fiscal 1998 and 1997 was primarily the interest received on cash being invested in short term investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998, the Company decreased its cash balance by $24,500 resulting in a $1,380,200 cash balance. The Company provided $2,400 in cash from operations, invested $43,500 in fixed assets and provided $16,500 for transactions relating to the assets acquired from GST.

On large customer orders there are provisions for progress payments to be made by customers based on predetermined events. These advances increased approximately $147,900 since April 30, 1997.

Working capital on January 31, 1998 was approximately $2,352,600, which is $310,900 lower than the April 30, 1997 level. This primarily was the result of the loss of $355,300 for the nine months ended January 31, 1998.

The Company believes it is well positioned for the near future. The Company is a relatively small participant in the technically dynamic market which is populated by large players like Microsoft and IBM, as well as many middle and small size firms. In this fragmented market, a great many companies are competing for each new customer order.
The Company faces a future filled with opportunities but also filled with a great many risks, many of which are beyond its control.

On January 29, 1998, Universal Document Management Systems, Inc.
("UDMS") advised Access that UDMS would be unable to complete its acquisition of Access' assets as previously approved by Access' shareholders.





Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. Refer to EXHIBIT INDEX on page 14 of this Quarterly Report on Form 10-Q

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the third quarter of fiscal year 1998.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ACCESS CORPORATION

Date:  March 10, 1998			s/Newton D. Baker
                                        -----------------
					Newton D. Baker
					Executive Vice President

Date: March 10, 1998   			s/ Barbara A. Sommer
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

					ACCESS CORPORATION

Date:  March 10, 1998                   NEWTON D. BAKER
                                        _________________________
					Newton D. Baker
					Executive Vice President

Date:  March 10, 1998                   BARBARA A. SOMMER
                                        ________________________
					Barbara A. Sommer
					Assistant Treasurer & Chief Accounting
                                                Officer

                                EXHIBIT INDEX


(11)	Statement re-computation of per share earnings

(a) The calculation of net earnings per common share and common share equivalent for three month periods ended January 31, 1998 and 1997 is attached as Exhibit 11(a)
(b) The calculation of net earnings per common share and common share equivalent for nine month periods ended January 31, 1998 and 1997 is attached as Exhibit 11(b).














































10