Form 10-K405
period 1998-04-30
ACCESS CORP
filed 1998-07-27
CIK 1988

FORM 10-K ANNUAL REPORT
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                (Mark One)
	[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1998.

OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ______________

Commission file number:  2-33108

ACCESS CORPORATION
------------------
(Exact name of registrant as specified in its charter)
           Ohio                                    31-0673364
        -------------                               -----------
State of Incorporation                 I. R. S. Employer Identification Number

4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio		45242-3700
-------------------------------------------------------         ----------
(Address of Principal Executive Offices)       			(Zip Code)

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

    Indicate by check mark if disclosure of delinquent fillers pursuant to Item 405 of Regulation S-K (par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ] Inapplicable.

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

DOCUMENTS INCORPORATED BY REFERENCE

	Current reports on Form 8-K dated June 8, 1998 and June 30, 1998.

PART I

ITEM 1.  BUSINESS
	The registrant ("Access" or the "Company") was incorporated under the laws of the State of Ohio on November 18, 1963. Its executive offices are located at 4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio 45242-3700, and its telephone number is (513) 786-8350.

	On June 30, 1998, at a Special Meeting of Shareholders, the Company's shareholders approved its Plan of Complete Liquidation and Dissolution. Pursuant to such Plan, on June 30, 1998;

        (a) The Company sold all of the assets of its Hardware Service Division to Scan-Optics, Inc. for a purchase price of approximately $3.3 million in cash.

        (b) The Company sold its remaining operating assets and business, including those of its EDMS Division, to Access Systems LLC ("Systems") in exchange for the assumption of certain of the Company's liabilities and contingent payments based on the future net profit before taxes of Systems.

	For more information relation to these transactions, reference is made to the Company's Proxy Statement dated June 9, 1998, which was filed as an exhibit to the Company's Current Report on Form 8-K dated June 8, 1998 and to the Company's press release dated June 30, 1998, which was filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1998, each of which is incorporated herein by reference.

	As a result of such sales, the Company no longer conducts any business and its assets are being distributed to its shareholders pursuant to such Plan.

DESCRIPTION OF PRODUCTS AND SERVICES

	Prior to June 30, 1998, Access, a Cincinnati-based company, had two business units: Enterprise Document Management Systems (EDMS) , and Hardware Service, which maintains and installs components and systems. The description of Access' business herein refers to its business prior to the asset sales on June 30, 1998 as described above.

	Founded over thirty years ago, Access has designed systems for use by organizations throughout the world. Some have been in continuous use for as long as twenty years.

        Access' EDMS business unit provides software, software support and professional services to assist its customers in the design, configuration, installation and maintenance of enterprise document management and workflow systems. The Hardware Service business unit provides hardware maintenance services for components and systems. The Company has grown its third-party equipment and prepress maintenance business. The Company is working with manufacturers and distributors of high-value integrated equipment to provide field maintenance services for equipment manufactured or sold by them.

EDMS BUSINESS

	Access Corporation is dedicated to enhancing the quality of its customers' products by providing world class software and professional services for their document based processes. Access' early success in automating the handling of document based information positioned the Company to take a leadership role in the evolution of computer technology in the specialized area of imaging, document management and business process workflow.

        Access provides document and workflow management solutions for specific applications in three distinct markets: Utilities, Oil and Gas, and Discrete Manufacturing. Focusing on plant operations, Access provides software, software support and professional services to configure, install and maintain enterprise document management solutions. This expertise initially came from a concentration on providing document distribution applications for manufacturing companies.

        In 1996, Access began a focus on the Oil and Gas operating plant market and received several major orders including the adoption of "Enterprise Licenses" for the products Access provides from several Fortune 500 companies.

        This focus was enhanced to include an initiative into Nuclear Power Plant operations in mid 1997. Access believes the key to continuing successful growth in its EDMS business will come from the recognition of the Company as being the absolute leader in a specific market segment. This market segment has been defined for our EDMS business, as "the plant based document management and workflow systems for Utilities, Oil and Gas and Manufacturing companies".


	The EDMS Business experienced significant growth in fiscal 1996, in terms of both revenues and staffing. In the first quarter of fiscal 1996, Access acquired CimSoft, Inc., a systems integrator servicing a wide base of EDMS customers within the United States. At the same time, Access also formalized a strategic alliance with Cimage Enterprise Systems Ltd. (Cimage), making Access the exclusive distribution and support provider for Cimage products within North America. These two business ventures positioned Access for (i)an increased customer base (ii)an additional leading edge software offering, and (iii) additional personnel skilled in the sale and support of EDMS applications. In addition to this new role as a software reseller, Access continues to maintain Document Management Software and still provides the industry's only large format EDMS available on the IBM AS/400 computer.

        Access' EDMS software offerings fall into three product areas:
EDICS (Engineering Document Image Control System), Cimage Document Manager System and the Staffware Workflow System. EDICS is primarily focused at providing Document Life Cycle Management on the IBM AS/400 platform, Cimage Document Management is focused on Document Distribution applications using UNIX and Microsoft Windows NT servers and Staffware is a workflow system using UNIX and Microsoft Windows NT servers.

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

	The EDMS Division also provides professional services to its customers. Access' industry specialization allows it to apply its document system expertise to its customer business problem in Document Management Applications. While the various software modules are the same at each customer, each implementation is unique through the "tailoring" of the document organizational structure, document-to-document relationships, and user interface presentation. Through Access' understanding of Document Management requirements, customers have been able to achieve industry compliance with regulatory agencies, become ISO 9000 certified, and achieve system implementations in extremely short time periods.

HARDWARE SERVICE BUSINESS

        Access' Hardware Service business unit provides quality hardware service on a nationwide basis to the prepress industry, owners of equipment manufactured and sold by third parties, and the Company's installed base of EDMS customers. The hardware service revenue from services for equipment manufactured and sold by third parties grew by 162% in fiscal 1998.

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

	On April 11, 1997, the Company purchased certain assets of Graphic Systems Technology, Inc. from Star Bank. Graphic Systems Technology provided service for imagesetters and scanners. Access is qualified to meet the demands of today's electronic prepress multi-vendor environment. Access engineers are trained and cross-trained on a wide range of imagesetters, scanners, networks/servers, and software applications ensuring the resolution of a service problem.


MARKETING

	The Company generally markets its own services and products in the United States. Marketing of hardware maintenance services for third-party and prepress equipment is conducted from Cincinnati, Ohio by one senior sales manager, who has run service operations and worked with the Company's Support Partners, manufacturers, and distributors to grow Access' base of end-user customers.

	The EDMS marketing operations are conducted from the Company's headquarters in Cincinnati, Ohio and its branch office in Irvine, California. The Company employs seven sales and marketing personnel in this business unit.

	Enterprise Document Management Systems (EDMS), as well as related computer systems, are produced and configured only in response to firm orders. At the end of fiscal years 1998 and 1997, EDMS backlog totaled approximately $1,608,900 and $1,335,400, respectively. The EDMS backlog at the end of fiscal 1998 is expected to be delivered within fiscal 1999.

	EDMS systems have been installed in 48 states, Japan, Europe, Australia, Canada, Mexico, Jamaica, Puerto Rico, the Middle East, China, and the former Soviet Union. Sales in and outside the United States are handled predominantly on a direct basis. There is no recurring geographic market concentration with respect to the sales of Access systems in the United States.

	Aggregate sales to international customers represented 1% of the Company's annual sales in fiscal 1998. In fiscal year 1997, no domestic distributors were employed.

	EDMS' primary marketing focus is the sale of the Enterprise Document Management System products to manufacturers, information processors, utilities and other users of technical documentation.

	No single customer accounts for a significant percentage of the Company's revenues on a continuing basis. Net sales to the utilities industry were 18.5% of fiscal 1998 revenues and 12.4% of fiscal 1997 revenues; net sales to the various agencies of the federal government represented 2.2% of fiscal 1998 revenues and 5.7% of fiscal 1997 revenues, (these contracts could have been canceled at the election of the government); net sales to the manufacturing industry were 18.9% of fiscal 1998 revenues and 17.4% of fiscal 1997 revenues; and net sales to the aerospace industry were 7.5% of fiscal 1998 revenues and 22% of fiscal 1997 revenues. Accounts receivable from the Federal Government, Aerospace, Petroleum, Computer, Medical, Manufacturing and Utilities industry at April 30, 1998 and April 30, 1997 were $1,684,900 and $1,689,800, respectively.

COMPETITION

	Increases in Enterprise Document Management Systems (EDMS) competition continue to push system prices down to historically unprecedented low levels. The highly publicized changes within IBM have inhibited the growth of the Company's relationship with that organization. IBM discontinued many partner programs which previously helped in marketing the Company's product.

	The Company has experienced competition from companies such as Altras, Documentum, and Novasoft in the EDMS market.

        There are few companies, in the fragmented hardware service market, which like Access, are small and provide service on a national basis. There are a number of large companies in this market such as Decision One, IBM, and Tab in this market.

PURCHASING AND PRODUCTION

	The majority of the EDMS software is supplied by Cimage. The EDMS hardware and some miscellaneous software and supplies are purchased by the Company from a number of suppliers. In the case of certain materials, the Company employs a single source of supply, although alternative sources are available. The Company integrates, installs and supports the EDMS software.

PATENTS

	At the current time, technology utilized in the micrographic storage and retrieval unit and related products sold by the Company are protected by three unexpired United States patents owned by the Company.

EDMS PRODUCT DEVELOPMENT

	Development on the Cimage software is performed by Cimage
Enterprise Systems Limited in the U.K. Access Corporation no longer has a development operation. The engineers are employed to deliver and maintain systems. In its customer service operation, the Company currently employs approximately 12 persons with degrees in engineering and related fields. During fiscal 1998 and fiscal 1997, the Company spent $666,341 and $312,068, respectively, on specific customer orders and $-0- and $265,129, respectively, on development operations.

EMPLOYEE RELATIONS

	At April 30, 1998, the Company employed approximately 52 persons, all on a full-time basis and all of whom were non-union. Approximately nine employees were connected with marketing activities, while the others were involved in production, installation, service, and financial or administrative operations.

	Standard hospitalization, prescription drug, dental, life insurance, and disability protection are provided for all full-time employees. The Company has a 401(k) Plan and a Section 125 Plan. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

        The principal operations of the Company are conducted in approximately 19,678 square feet of leased plant and office space in Cincinnati, Ohio. The Cincinnati property is occupied under a lease which extends through May 1, 2002. The annual rental under this lease is $170,950.

        The Company also operates a sales office in Irvine, California. The Irvine property is occupied on a month to month basis.

        The Company also operates an approximately 9600 square feet service depot, manufacturing and parts activity facility in Hebron, Kentucky. This property is occupied under a lease, effective July 1, 1997, which extends to June 30, 2004. The annual rent under this lease is $58,656. All of these leases have been assigned to and assumed by Systems, which is seeking a modification or termination of them.

        The Company owns automatic, custom-made machines used in the production of its proprietary media and owns various standard tools and equipment used in the production of Access products.

        The capacity of the Company's Hardware Service and EDMS facilities and equipment exceeds the current requirements of the Company's operations.

        The Company owns computer hardware and software used for support, and installation for its EDMS product.

        The Cincinnati building occupied by the Company and the fixtures and equipment therein are modern, well maintained, in satisfactory operating condition and adequately insured. The building is air-conditioned.

ITEM	3.  LEGAL PROCEEDINGS

        In accordance with Regulation paragraph 229.103 item 103, no disclosure is prequired at this time.

ITEM	4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None.


PART II

ITEM   5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

        Currently there is no established market for the Company's Common Shares and the Company is not aware of any reported bid quotations. The Company has not paid, and has no plan to pay, dividends on its Common Shares, but pursuant to its Plan of Complete Liquidation and Dissolution, is distributing its assets to its shareholders. The number of holders of record of Access Corporation's Common Shares as of April 30, 1998 was 381.


ITEM	6.  SELECTED FINANCIAL DATA
ACCESS CORPORATION
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED               April 30,1998    April 30,1997   April 30,1996   April 30,1995   April 30,1994

Summary of Earnings (Loss) from Operations

Net Sales                         $8,873,887       $6,929,353      $8,704,452      $6,041,782      $6,896,352
Gross Profit                       2,009,308        1,496,282       3,310,058       2,352,750       2,573,260
Gross Profit as percentage of
  of net sales                           23%              22%             38%             39%             37%
Interest Expense                         891            4,925           9,378          31,911          26,450
Net Earnings (Loss)                 (811,986)      (1,050,732)        205,021         129,370        (615,239)
Preferred Dividend                        -                -          102,510          64,685             -
Earnings(loss)applicable to
  common shares                    $(811,986)     $(1,050,732)     $  102,511      $   64,685       ($615,239)
                                   =========       ==========       =========       =========       =========

Average common shares outstanding  4,865,559        4,865,559       4,865,559       4,865,559       4,865,559

Per Basic and Dilutive Common Share Statistics

Net Earnings (Loss)                 $  (0.17)      $    (0.22)      $    0.02       $    0.01       $  (0.13)

Balance Sheet Data

Working Capital                   $2,245,780       $2,833,187       $2,925,217      $1,734,779      $ 695,922
Working Capital Ratio                  2.8:1            3.2:1            3.0:1           3.3:1          1.7:1
Total Assets                       4,410,089        5,017,591        6,241,633       5,129,248      5,132,511
Mandatorily redeemable
   preferred stock                 1,500,000        1,500,000        1,500,000       1,500,000      1,500,000

Capital Stock and Other
    Stockholders' equity          $  723,306       $1,535,292       $2,586,024      $2,483,512     $2,418,826



ITEM	7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
NET REVENUES
(In thousands)
                1998        Change      1997        Change   1996
                 $8,874      28%        $6,929      (20%)    $8,704

	Access Corporation had two primary lines of business. The Company is a leader in the Enterprise Document Management Systems (EDMS) software business. In this line of business, the Company is the exclusive North American reseller of the Cimage software which provides software solutions for its customers' technical process. The EDMS line of business consists of Software Systems Sales, the sale of Software, Hardware and Professional Services, as well as Software support. Originally, the Company's hardware service activities were limited to the support of its proprietary products. The Company has built its business of maintaining equipment manufactued and sold by third parties. The Company has worked with manufacturers and distributors of high value equipment to develop its service business. The Company services, on a nationwide basis, end users on both maintenance contracts and a time and materials basis.

        The fluctations in the Company's overall revenues overall are primarily a result of the changes in the Hardware Service operation. Hardware Service sales were $3,961,400, $2,694,500 and $3,613,000 in fiscal years 1998,
1997, and 1996, respectively. These sales represented 45%, 39% and 42% of total revenues, respectively. The decrease between 1997 and 1996 sales was the result of the loss in fiscal 1997 of hardware service revenue on the Company's proprietary micrographic equipment. These systems are slowly being replaced with equipment using more current technology. This trend has continued in fiscal 1998 and was replaced with an increase in third party contracts for maintenance of scanners, plotters, jukeboxes and similar high volume mission critical equipment. This more than made up for the loss of micrographic service revenue.

        In fiscal year 1998, sales to the U.S. commercial market continued to exceed those to the federal government and international markets. Sales to the U.S. commercial market represented 97.5% of the total revenue in fiscal 1998, compared with 90% in fiscal 1997 and 88% in fiscal 1996. The federal government accounted for 2% of the total revenue in fiscal 1998, compared with 6% in fiscal 1997 and 11% in fiscal 1996. This reflects the Company's emphasis on marketing to the commercial market. Sales to international markets accounted for .5% of fiscal 1998 revenues, compared with 1% in fiscal 1997 and 11% in fiscal 1996.


Gross Profits (in thousands) 1998       Change    1997     Change      1996
Gross Profits                $2,009     22%       $1,496   (55%)       $3,310
Percentage of net revenues      23%                  22%                  38%

	The above Gross Profits for 1997 and 1996 were net of $1,068,900 and $673,700 of amortization of computer software costs, respectively. In fiscal 1997, the Company accelerated the amortization of the software costs previously capitalized. Although the Company continues to maintain and supports its AS/400 EDMS software product, it did not believe that future revenues of this product reduced by the estimated future costs, including maintenance and support, are sufficient to absorb the amortization of the software costs.
EDMS gross margins before amortization in fiscal 1998 were 37%, which was a decrease from fiscal 1997 and 1996 levels of 42% and 46%, respectively. In fiscal 1998 there was no amortization cost. EDMS gross margins after amortization in fiscal 1997 and 1998 were 17% and 33%, respectively. The decrease in gross margins for EDMS in fiscal 1998 resulted from delivering and supporting software which is not the Company's proprietary software. The Company is required to pay a third party to assist in support of these systems. In fiscal 1998, the Company provided services for which these services were contracted to a third party. This also resulted in a lower gross margin in fiscal 1998. Hardware service gross margin was 4% in fiscal 1998, which was 25% lower than in fiscal 1997 and 41% lower than in fiscal 1996. This decrease in gross margin in fiscal 1997 and 1998 is the result of the reduction of the higher gross margin proprietary micrographic equipment service being replaced with lower gross margin third party service. In fiscal 1998, the Company hired a consultant to evaluate the hardware service operation. This resulted in a short term increase in cost. It is expected that implementing this evaluation would not improve gross margins until such time as the plan were completly implemented.

	Selling, general and administrative expenses were $2,865,800, $2,368,800 and $2,433,400 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The primary contributor to the increase in expenses in fiscal 1998 was an increase in commission expense. Commissions are paid upon receiving the orders and revenue of the orders. Therefore, because there was an increase in orders received and revenue, commission expense increased compared to the increase in revenue in fiscal 1998.

	Engineering, Research and Development (R&D) expenditures for prior periods were incurred for maintaining and upgrading existing products. The Company is not required to provide development for the Cimage software. Cimage Enterprise Systems, Ltd provides development for the Cimage software. R&D expenses decreased $265,100 in fiscal 1998 and $611,300 from fiscal 1996.

	The Net Loss Before Income Taxes in fiscal 1998 of $812,000 compared to the $1,050,700 Net Loss Before Income Taxes in fiscal 1997. Although the Company increased revenue in fiscal 1998, the transistion from supporting higher gross margin micrographic equipment to servicing a lower gross margin third party equipment was the major contributor to the decrease in profits (before amortization costs related to software costs accelerated in fiscal
1997).

LIQUIDITY AND CAPITAL RESOURCES

	The Company had a cash balance of $1,033,091 and no bank borrowings at April 30, 1998. Operating activities in fiscal 1998 used approximately $308,800. The Company has not utilized the bank line of credit in the last three fiscal years.

        Accounts receivable, excluding the Graphic Systems Technology Inc's accounts receivable purchased in fiscal 1998, decreased $64,700 during fiscal 1998. This decrease is the result of lower sales in the fourth quarter of fiscal 1998 compared to fiscal 1997.

	Prepaid maintenance contracts increased $245,600 from April 30, 1997 to April 30, 1998. This increase reflects the increase in annual prepaid maintenance contracts for third party hardware service constomers.

	The company receives progress payments on some of its EDMS System orders. These are reported as current liabilities. Progress payments increased $99,900 from April 30, 1997 to April 30, 1998.

	Accrued royalties at April 30, 1998 deceased approximately $432,300 from those at April 30, 1997. This decrease in accrued royalties is basically royalties paid to Cimage Enterprise Systems Limited accrued in fiscal 1997 and paid in fiscal 1998.

	Working capital at April 30, 1998 was $2,245,800, compared with $2,833,200 at April 30, 1997.

	Revenues from EDMS and Hardware Service sales are expected to provide the cash flow required to operate the Company.

YEAR 2000

	The Cimage Software which the Company resells will process date fields for the 21st century. The internal accounting packages are complient with the year 2000 processing. The Company employs personnel that manage its internal information systems. The Company replaces and/or upgrades equipment and software as needed. The new equipment and software is year 2000 compliant. The Company has been working with their vendors as needed to receive certification of year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not Applicable.





ITEM	8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Stockholders and Board of Directors
Access Corporation
Cincinnati, Ohio

     We have audited the accompanying balance sheets of ACCESS Corporation as of April 30, 1998 and 1997, and the related statements of operations, of capital stock and other stockholders' equity and of cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACCESS Corporation as of April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.




Deloitte & Touche LLP
Cincinnati, Ohio
June 9, 1998 (June 30, 1998 as to Note 10)


ACCESS CORPORATION

BALANCE SHEETS
APRIL 30, 1998 AND 1997

ASSETS                                      1998                1997

CURRENT ASSETS:
  Cash and cash equivalents                 $1,033,091          $1,404,708
  Accounts receivable, less allowance
   for doubtful accounts of $18,438 in 1998
   and $12,000 in 1997:                      2,216,489           2,227,046
  Inventories
    Raw materials and purchased parts          100,421              96,673
    Work-in-process                             33,313              56,401
    Finished goods                               7,217              13,551
                                             ---------           ---------
        Total inventories                      140,951             166,625
  Prepaid expenses                              99,182             229,862
  Deferred income tax, net of valuation
   allowance of $104,000 in 1998 and $300,000
   in 1997 (Note 5)                             22,000             112,000
                                             ---------           ---------
TOTAL CURRENT ASSETS                         3,511,713           4,140,241

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
  Computer hardware and software             1,359,374           1,533,592
  Machinery and equipment                      243,455             503,337
  Office and service equipment                 360,461             380,248
  Leasehold improvements                        15,656              13,405
  Tools, dies and fixtures                       8,946              97,832
                                             ---------           ---------
        Total                                1,987,892           2,528,414
  Less accumulated depreciation              1,804,559           2,289,920
                                             ---------           ---------
        Net                                    183,333             238,494

GOODWILL (Note 9)                               76,161              89,974

DEFERRED INCOME TAX BENEFIT,
  net of valuation allowance of $3,010,318 in
  1998 and $2,649,018 in 1997 (Note 5)         638,882             548,882
                                             ---------           ---------
TOTAL                                       $4,410,089          $5,017,591
                                            ==========          ==========


See notes to financial statements.



LIABILITIES AND CAPITAL STOCK AND
OTHER STOCKHOLDERS' EQUITY                      1998              1997


CURRENT LIABILITIES:
  Accounts payable                              $  502,216        $  291,339
  Accrued salaries, wages and commissions          219,572           216,232
  Accrued royalty                                   87,626           519,916
  Other accrued liabilities                        161,486            84,422
  Advances from customers                          295,033           195,145
                                                ----------        ----------
        Total current liabilities                1,265,933         1,307,054



PREPAID MAINTENANCE CONTRACTS                      920,850           675,245

MANDATORILY REDEEMABLE CLASS ONE
  PREFERRED STOCK (Note 2)                       1,500,000         1,500,000

CAPITAL STOCK AND OTHER
  STOCKHOLDERS' EQUITY (Notes 2,3):
  Capital Stock:
    Common Stock, no par value, authorized,
    8,000,000 shares; issued and outstanding
    4,881,829 in 1998 and 1997                     488,183           488,183
  Additional paid-in capital                    10,657,652        10,657,652
  Deficit from April 1, 1985                   (10,407,146)      ( 9,595,160)
  16,270 Common Stock shares in treasury,
    at cost                                        (15,383)          (15,383)
                                                 ---------        ----------
        Total capital stock and other
          stockholders' equity                     723,306         1,535,292

TOTAL                                           $4,410,089        $5,017,591
                                                ==========        ==========



ACCESS CORPORATION

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996


                                      1998          1997           1996

REVENUE:
  Software System Sales               $3,705,795    $2,894,565     $3,800,795
  Software Support                     1,206,687     1,340,272      1,290,668
  Hardware Service                     3,961,405     2,694,516      3,612,989
                                      ----------    ----------     ----------
        Total                          8,873,887     6,929,353      8,704,452

COST:
  Software System Sales                2,137,491     1,633,973      2,052,266
  Software Support                       940,953       805,075        679,492
  Hardware Service                     3,786,135     1,925,101      1,988,932
                                      ----------    ----------     ----------
        Total                          6,864,579     4,364,149      4,720,690


GROSS PROFIT BEFORE AMORTIZATION       2,009,308     2,565,204      3,983,762

AMORTIZATION OF COMPUTER SOFTWARE
   COST (Note 1)                            -        1,068,922        673,704
                                      ----------    ----------      ---------
GROSS PROFIT                           2,009,308     1,496,282      3,310,058

OPERATING EXPENSES:
  Selling, general and administrative  2,865,833     2,368,804      2,433,376
  Engineering, research and development     -          265,129        611,295
                                      ----------     ---------     ----------

OPERATING INCOME (LOSS)                 (856,525)   (1,137,651)       265,387

OTHER INCOME                              45,430        91,844         54,612

INTEREST EXPENSE                            (891)       (4,925)        (9,378)
                                      ----------     ---------     ----------
EARNINGS (LOSS)  BEFORE INCOME TAXES    (811,986)   (1,050,732)       310,621

INCOME TAXES  (Note 5)                       -            -           105,600
                                      ----------     ---------     ----------
NET EARNINGS (LOSS)                     (811,986)   (1,050,732)       205,021

PREFERRED DIVIDEND                          -             -           102,510
                                      ----------     ---------     ----------
EARNINGS (LOSS)  APPLICABLE
 TO COMMON SHARES                      $(811,986)  $(1,050,732)      $102,511
                                      ==========    ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    4,865,559     4,865,559      4,865,559

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
(Note 3):
  Net earnings (loss)                 $    (0.17)   $    (0.22)    $     0.02
                                       =========     =========      =========


See notes to financial statements.




ACCESS CORPORATION

STATEMENTS OF CAPITAL STOCK AND OTHER
STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30,1998, 1997 AND 1996

                                                                                            Additional    Retained
                                  Treasury             Common           Class A Common      Paid-in       Earnings
                             --------------------------------------------------------
                             Shares     Amount     Shares     Amount    Shares     Amount   Capital       (Deficit)

BALANCE, April 30, 1995      16,270     $(15,383)  3,453,257  $345,326  1,428,572  $142,857 $10,760,162   $(8,749,449)

  Class One Preferred Stock
     Dividends                                                                                 (102,510)
 Conversion of Class A Common
     Stock to Common Stock                         1,428,572   142,857 (1,428,572) (142,857)
 Net earnings                                                                                                 205,021
                             -----------------------------------------------------------------------------------------

BALANCE, April 30,1996       16,270      (15,383)  4,881,829   488,183       -         -     10,657,652    (8,544,428)

Net loss                                                                                                   (1,050,732)
                             -----------------------------------------------------------------------------------------
BALANCE, April 30,1997       16,270      (15,383)  4,881,829   488,183       -         -     10,657,652    (9,595,160)

Net loss                                                                                                     (811,986)
                             -----------------------------------------------------------------------------------------
BALANCE, April 30,1998       16,270     $(15,383)  4,881,829  $488,183       -     $   -    $10,657,652  $(10,407,146)
                             =========================================================================================


See notes to financial statements.






ACCESS CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996


                                                            1998            1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                       $(811,986)      $(1,050,732)   $  205,021
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
  Amortization                                                 13,813         1,068,922       673,704
  Depreciation                                                110,299           131,755       143,027
  Deferred income taxes                                             -            (3,182)      105,600
  Loss (gain) on disposal of equipment                          7,630            (1,357)        1,111
  Change in assets and liabilities:
   Prepaid maintenance contracts                              245,605            66,167       294,324
    Accounts receivable                                        10,557          (120,675)      162,968
    Inventories                                                25,674            74,548       224,355
    Prepaid expenses                                          130,680          (111,020)      (37,293)
    Accounts payable                                          210,877             5,656        86,215
    Accrued liabilities                                        80,404          (279,702)      244,716
    Accrued royalties                                        (432,290)          228,724       (33,299)
    Advances from customers                                    99,888          (213,314)     (448,994)
                                                           ----------        ----------     ---------
        Net cash provided by (used in)operating activities   (308,849)         (204,210)    1,621,455
                                                           ----------        ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash received                     -          (229,628)     (148,629)
  Capital additions                                           (62,768)         (124,515)     (166,010)
  Proceeds from disposal of equipment                               -            13,397         6,267
                                                           ----------        ----------     ---------
        Net cash used in investing activities                 (62,768)         (340,746)     (308,372)
                                                           ----------        -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on Class One Preferred Stock                           -           (102,510)      (64,685)
  Payments on capital leases                                       -            (19,599)      (60,112)
                                                           ----------        -----------    ---------
        Net cash used in financing activities                      -           (122,109)     (124,797)
                                                           ----------        ----------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (371,617)         (667,065)    1,188,286

CASH AND CASH EQUIVALENTS, Beginning of year                1,404,708         2,071,773       883,487
                                                           ----------        ----------     ---------
CASH AND CASH EQUIVALENTS, End of year                     $1,033,091        $1,404,708    $2,071,773
                                                           ==========        ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                   $      890        $    3,400    $    9,400
  Dividends declared but unpaid on Class One
       Preferred Stock totaled $102,510 (1996)


See notes to financial statements.



NOTES TO FINANCIAL STATEMENTS                  ACCESS Corporation
For the years ended April 30, 1998, 1997 and 1996
NOTE 1:  A Summary of Significant Accounting
Policies

Nature of Business

     The Company services software and hardware for its installed base of customers and third parties. It also markets software for the electronic storage, control and processing of technical documentation.

Revenue Recognition

     Revenues from the sale of new systems are recognized upon shipment. If there are services performed, revenue is recognized at the time of customer acceptance.

     Revenue from prepaid maintenance agreements is recognized ratably over the life of the maintenance contracts.

Inventories

    Inventories comprised of material, labor, and related overhead expenses are stated at the lower of cost (first-in, first-out method) or market.

Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Computer software purchased for internal use is depreciated over two years or its useful life, whichever is less.

Computer Software Development Costs

     Computer software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred up to the point of establishing technological feasibility are expensed. Costs incurred after establishment of technological feasibility were capitalized. Amortization of these capitalized costs began in March 1993 when the products were released to customers and were amortized over a period not to exceed five years. Amortization expense was $673,704 for fiscal year 1996.

While the Company continues to maintain and support its AS/400 EDMS software product, it does not believe that future revenues of this product reduced by the estimated future costs, including maintenance and support, are sufficient to absorb the amortization of the software costs previously capitalized. Therefore, the Company accelerated the amortization of the remaining
unamortized cost.    In fiscal year 1997 the Company wrote off $1,068,923,
which was the total that remained unamortized.


Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.



Statement of Cash Flows

     Cash and cash equivalents consist of cash on hand, cash on deposit, and short-term investments with original maturities less than ninety days.

Product Warranties

     Under its product warranty policy, the Company has agreed to replace certain parts or provide remedial service during the designated warranty period. Costs associated with these programs are determined on the basis of estimated net future costs.

Stock-Based Compensation

    The Company adopted Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation in 1997. The standard defines a fair-value based method of accounting for stock-based compensation but permits compensation expense to continue to be measured using the intrinsic value-based method previously used. The Company continues to measuring compensation expense using the intrinsic value-based method.

Goodwill

    The Company is amortizing goodwill associated with the purchase of the assets of Graphic Systems Technology, Inc. over a ten year period.

Reclassification

    Certain reclassifications have been made to 1997 balances to be consistent with the classifications used in 1998.


Note 2:  Mandatorily Redeemable Preferred Stock and Notes Payable

     On October 28, 1991, the Company entered into a Note Purchase Agreement with Oce N.V. ("Oce"), which provided for borrowing by the Company of up to $1.5 million to fund a major software development project. On August 26, 1992, $1,000,000 of then outstanding notes were redeemed in exchange for 10,000 shares of mandatorily redeemable Class One Preferred Stock. In April 1993, the Company issued to Oce an additional 5,000 shares of mandatorily redeemable Class One Preferred Stock for $500,000.

     The Class One Preferred Stock is divided into three series: 10,000 shares of 7% Class One Preferred Stock ($1,000,000); 2,500 shares of 9% Class One Preferred Stock ($250,000), and 2,500 shares of variable rate Class One Preferred Stock ($250,000). The variable rate Class One Preferred Stock was issued at the rate of 9%. Dividends on the Class One Preferred Stock for any fiscal year are cumulative only to the extent of 50% of the Company's net after-tax earnings, as defined, for such year.

     Annually, beginning in 1995, the Company is required to redeem the Class One Preferred Stock at $100 per share plus accumulated dividends in an amount equal to a specified portion of after-tax earnings, as defined. Unless dividends on the Class One Preferred Stock are current, the Company may not declare a dividend on its common shares or redeem or purchase any of its common shares. Under the Note Purchase Agreement, Oce agreed to limitations on the voting and transfer of the Company's stock (including the transfer of such stock to a voting trust, the trustees of which are four of the Company's directors) and Oce was released from its obligation under certain circumstances to make a tender offer for the Company's common stock. As of April 30, 1998, the Company had authorized and issued a total of 15,000 shares of Class One Preferred Stock. The Company was not required to and has not redeemed any Class One Preferred Stock in fiscal year 1998 or previously.

Note 3:  Capital Stock

    In 1992 the Company entered into a Voting Trust Agreement with Oce. The Voting Trust Agreement required Oce to place the certificates for 1,904,763 of the Company's Common Stock, less 100 shares, into a voting trust. The trustees of the trust are four directors of the Company. Pursuant to the Voting Trust Agreement, the shares will be voted for matters related to the election of directors in the discretion of the voting trustees (except that such shares will be voted for up to two director nominees designated by Oce) and on all other matters by Oce pursuant to a proxy to be granted to it by the voting trustees.

     The Voting Trust Agreement is irrevocable for a period of ten years and may be renewed, at the option of Oce, for additional periods of not more than ten years each. The Voting Trust Agreement will automatically terminate:

*     with respect to any such shares sold to a party unrelated to Oce
*	upon the closing of any underwritten public offering of Common Stock which results in not less than $10,000,000 in aggregate sales price of Common
Stock having been sold.
*	upon the acquisition by any person of beneficial ownership of as many or more shares of Common Stock as are owned by Oce.

     Further, the Voting Trust Agreement may be terminated by notice by Oce to the voting trustees at anytime after October 3, 1995.

     If the Voting Trust Agreement is terminated by notice or is not renewed on its tenth anniversary, Oce is required to make a tender offer for any and all of the shares of Common Stock at a price per share not less than that defined in the Note Purchase Agreement (Note 2) and calculated using the Company's audited financial statements. If the calculated price per share is less than zero, Oce is not required to make a tender offer.

     If the Voting Trust Agreement is terminated by notice to the voting trustees, the tender offer is required not later than six months after the end of the fiscal year in which the first anniversary of the notice affected the termination. If the agreement is not renewed, the tender offer is required not later than six months after the end of that fiscal year end.

Common Shares

     Holders of Common Stock ,including the voting trustees, have one vote per share. Actions by a majority of voting trustees constitute the act of the voting trust. In fiscal year 1996, the Company's Class A Common Stock was converted to Common Stock

Earnings Per Share

     The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 128 - "Earnings per Share" in February 1997. It replaced the presentation of primary and fully diluted earnings per share (EPS) with basic and dilutive EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if stock options were exercised. However, if the effect on EPS assuming exercise of stock options is anti-dilutive, which it would have been in the periods presented, such dilution is not considered. The Company adopted SFAS No. 128 in the third quarter of 1998. All previously reported EPS amounts have been restated to the new presentation.

Stock Option Plans

     During the year ended April 30, 1994, the Company adopted the 1993 incentive stock option plan covering 500,000 shares of its Common Stock. The Company also amended the 1983, 1985 and 1991 plans to add provisions providing that all outstanding stock options will become exercisable upon the occurrence of a change of control or similar event.

     Options may be granted under the 1991 and 1993 plans to officers and key employees of the Company. Additionally, directors of the Company and other persons in business relationships with the Company, such as independent contractors and consultants, may be granted non-qualified options under the 1991 plan. No further options may be granted under the 1983 and 1985 plans. Incentive stock options may be granted only to Company employees.

     The option price under the plans may not be less than the fair market value of the Common Stock at the date of grant, as determined by the Board of Directors, which administers the plans. All options granted under the 1985 plan and any incentive stock options granted under the 1983, 1991 and 1993 plans may not be exercised prior to one year from date of grant and expire ten years from the date of grant.

    At April 30, 1998, 1997 and 1996 there were 779,900 shares reserved for stock option plans of which 710,000 were granted at a weighted average exercise price of $.42. No options were granted, exercised or cancelled during 1998, 1997 and 1996.

Options Outstanding and Exercisable at April 30, 1998:
                                Options Outstanding             Options   Exercisable
                                    Weighted
                                    Average         Weighted                  Weighted
                    Number of       Remaining       Average     Number        Average
Range of            Options         Contractual     Exercise    of Options    Exercise
Exercise Price      Outstanding     Life (Months)   Price       Exercisable   Price
$.15 - $.50         575,000         68              $  .28      458,333       $ .33
$.51 - $1.00        135,000         36              $1.00       135,000       $1.00
                    -------                                     -------
                    710,000                                     593,333


Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net income (loss) and earnings per share for 1998 and 1997 would have been the pro forma amounts indicated below.

Pro Forma Net Income and Net Income Per Share
                        1998            1997                    1996
Net income (loss)
    As reported         ($811,986)      ($1,050,732)            $102,511
    Pro forma           ($811,986)      ($1,050,732)            $ 87,491




Net income (loss) per share
    As reported         ($.17)          ($.22)                  $.02
    Pro forma           ($.17)          ($.22)                  $.02








The fair value of the options was calculated utilizing the Black-Scholes option-pricing model and the following key assumptions:

ASSUMPTIONS:                            1998    1997    1996

        Risk -free interest rate        6.4%    6.4%    6.4%
        Dividend growth                 0%      0%      0%
        Volatility                      0%      0%      0%
        Expected Life (months)          68      70      70


Note 4:  Engineering, Research and Development

     Engineering, research and development costs for the years ended April 30, 1998, 1997 and 1996 are as follows:

                                              1998       1997        1996
Charged to specific customer orders           $666,341   $312,068    $380,741

Charged directly to engineering, research
   and development                             -0-        265,129     611,295
                                               -------    -------     -------
Total cost of engineering, research and
 development efforts                           $666,341  $577,197    $922,036
                                                =======   =======    ========

  Note 5:  Income Taxes

The provision for income taxes (benefit) includes the following:

                                      1998         1997        1996
Federal:
   Deferred                           $(163,300)   $(415,682)  	$105,600
  Currently payable (Refundable)                       3,182     164,000
Tax benefit of net operating loss carryforward                  (164,000)

Valuation Allowance                     163,300      412,500

                                        _______     ________    ________
Total                                 $       0     $      0    $105,600

                                        =======     ========    ========


     Deferred income taxes reflect the net income tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) net operating loss carryforwards. The income tax effects of significant items comprising the Company's net deferred income tax asset as of April 30, 1998 and 1997 are as follows:



                                                 1998            1997

Net operating loss carryforwards
   Federal                                       $3,413,000      $3,173,700
   State                                            236,000         217,400
Temporary differences:
 Depreciation                                        46,000          41,000
 Accruals not deductible                             53,000          24,000
 Other                                               26,900         153,800
                                                 ----------      ----------
Total                                            $3,774,900      $3,609,900
   Less Valuation Allowance                      (3,114,000)     (2,949,000)
                                                 ----------       ---------
Net deferred income tax asset                    $  660,900      $  660,900
                                                   ========        ========


The amounts and expiration dates for the Company's net operating loss carryforwards for income tax return purposes are summarized as follows:



	Year Ending April 30	Federal
        2002                    $ 1,301,400
        2004                      2,761,800
        2005                      3,027,200
        2008                        459,100
        2009                        803,100
        2012                        990,700
        2013                        695,600
                                -----------
             Total              $10,038,900
                                 ==========












Note 6:  Revenues to Major Customers

     On a continuing basis, no single customer accounts for a significant percentage of the Company's net sales. However, net revenues to customers in selected industries as a percent of total revenues are as follows:
                                           1998       1997        1996

                Federal Government          2.2%       5.7%       10.9%
                Aerospace                   7.5%      22.0%       14.9%
                Petroleum                  13.6%       9.3%        4.5%
                Computer                    7.5%      10.9%       10.5%
                Medical                     1.2%       2.9%        8.6%
                Manufacturing              18.9%      17.4%        1.5%
                Utilities                  18.5%      12.4%       33.4%

     Accounts receivable from these customers at April 30, 1998 and April 30, 1997 were $1,684,900 and $1,689,800, respectively.

Note 7:  Lease Commitments

     The Company leases office facilities and equipment under operating leases. Rent expense was $362,728 (1998) $351,259 (1997) and $244,718 (1996)
of which $70,531 (1998), $111,485 (1997), and $64,313 (1996), were under short-term cancelable leases.

     As of April 30, 1998, minimum annual payments under all non-cancelable long-term operating lease agreements are: $237,098 (1999), $229,606 (2000), $301,729 (2001), $301,729 (2002) and $14,664 (2003).

Note 8:  CimSoft Acquisition

    On July 31, 1995, the Company acquired CimSoft Incorporated, which started business in June 1995, for $257,500 in a business combination which was accounted for using the purchase method. The results of operations of the company include CimSoft from the date of acquisition. Pro forma results of operations of CimSoft are not material. CimSoft was a distributor of Cimage software and a Cimage service provider in North America.

Note 9:  Graphic Systems Technology Asset Purchase

    On April 11, 1997, the Company purchased certain assets of Graphic Systems Technology, Inc. from Star Bank for $463,000. The Company simultaneously sold the assets related to the Chameleon product line to Fong Brothers Printing for $138,900, resulting in a cash purchase price of $324,100. The Company also incurred liabilities of approximately $130,000. The purchase price was assigned to the assets purchased and liabilities incurred based on an estimated fair value, which included goodwill of approximately $259,691, which was recorded as part of the transaction. The fair value of assets purchased was based on information available at the time of issuing the 1997 financial statements and was subsequently adjusted reducing goodwill to $89,974. Pro forma results of operations of Graphic Systems Technology, Inc. are not meaningful. Graphic Systems Technology, Inc. was a third party service provider in the prepress industry.

Note 10:  Subsequent Event

On June 9, 1998 the company announced it had entered into agreements for the sale of its operating assets and business. A special meeting for the shareholders was held June 30, 1998. The purpose of the meeting was to obtain approval from the shareholders of the Plan of Complete Liquidation and Dissolution of the Company (the "Plan"). The Plan provides, among other things, for the sale of the Company's Hardware Service Division to Scan-Optics, Inc. and the sale of the Company's remaining operating assets, including its EDMS Division, to ACCESS Systems LLC, a company organized and owned by the Company's principal executive officers. The Company received
cash payments of approximately $2.8 million on June 30, 1998.   Additional
consideration might be received uder the terms of the asset purchase agreement in future periods.

Under the Plan of Liquidation, $1.5 million was distributed to Oce with respect to its preferred stock and the Company's remaining cash, less certain reserves, was distributed to shareholders of the Company (other than Oce) in redemption of their common stock. The initital distribution was approximately $1.1 million ($.38 per share of common stock). If additional consideration is received by the Company under such asset purchase agreements and distributed to the shareholders, the shareholders (other than Oce) may receive additional amounts.

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

	JAMES M. ANDERSON, age 56. Mr. Anderson has been the President and Chief Executive Officer of Children's Hospital, Cincinnati, Ohio, since November 1996. Mr. Anderson was a partner of the law firm of Taft, Stettinius & Hollister LLP from January 1982 to October 1996. He has been a Director of
the Company since October 1997.   He was the Secretary of the Company from
1984 to 1996, and since November 1996. Taft, Stettinius & Hollister LLP has served as general counsel for Access for many years. Mr. Anderson has been a director for Cincinnati Stock Exchange from 1978 to present.

	NEWTON D. BAKER, age 64. Mr. Baker has been the Executive Vice President of the Company since October 1986. He has been the Treasurer of the Company since July 1970 and Assistant Secretary since June 1974. He has been a Director of the Company since 1988. Mr. Baker was appointed Secretary in November 1996.
	KENT P. FRIEL, age 62. Mr. Friel has been Chairman of the Board of the Company since April 1986. Since June 1989 Mr. Friel has been President of Schonberg Associates, Inc., which performs outplacement services for organizations which may include the Company. He was President and Chief Executive Officer of the Company from February 1986 through May 1989. He has been a Director of the Company since 1983.

	ROBERT J. KALTHOFF, age 72. Dr. Kalthoff has been Chairman of Kalthoff International since January 1996, and was Chairman, President and Treasurer from March 1990 to January 1995. Kalthoff International is an information service and consulting firm for users and vendors in electronic image information management industries. He has been a Director of the Company since 1963.

	DENNIS J. SULLIVAN, JR., age 66. Mr. Sullivan is currently an Executive Counselor for Dan Pinger Public Relations, Inc. Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Cincinnati Bell, Inc. from 1987 to February 1993. Mr. Sullivan is a director of Fifth Third Bancorp, Fifth Third Bank, Associated Insurance, Anthem, Inc., and Kalthoff International. He has been a Director of the Company since 1990.

	SCOTT D. WATKINS, age 49. Mr. Watkins has been President of the Company and Chief Operating Officer since April 1989, and Chief Executive Officer since May 1989. Mr. Watkins is a Director of Cincinnati State Community and Technical College. He has been a Director of the Company since 1989.

	JOHN W. WEIL, age 72. Dr. Weil was President of Weil Associates, Inc., which provides consulting services to industrial and non-profit organizations from January 1985 to December 1997. He has been a Director of the Company since 1985.

	JAMES H. HARDIE, age 68. Mr. Hardie is, and since 1965 has been, a partner in the law firm of Reed Smith Shaw & McClay, Pittsburgh, Pennsylvania. That firm performs and has performed certain legal services from time to time for Oce and certain of its subsidiaries since 1967. Mr. Hardie is also a Director of Kiene Diesel Accessories, Inc., Respironics, Inc., and several U.S. subsidiaries of Oce N.V. Mr. Hardie has been a Director of the Company since 1987.

	(b) Executive Officers. Set forth below is certain information regarding the Executive Officers of the Company. All Executive Officers are elected annually by the Board of Directors.


           Name                 Age	Position & Business Experience

Scott D. Watkins                49      President and Chief Operating
                                        Officer since April 1989, and Chief
                                        Executive Officer since May 1989.

Newton D. Baker                 64      Executive Vice President of the
                                        Company since October 1986; Treasurer
                                        and Assistant Secretary of the
                                        Company since prior to 1982.

Kim Bollinger                  40       Vice President of Customer Ser-
                                        vices for the Company since May 1993;
                                        Director of Systems Management from
                                        June 1992 to May 1993, and Manager of
                                        Consulting Services from January 1990
                                        to June 1992.

Marc D. Baines                  38      Vice President of Sales for the Company
                                        since August 1995; Vice President,
                                        CimSoft Inc. June 1995 to August 1995;
                                        Sales Director, Cimage Corporation
                                        from March 1990 to May 1995.



ITEM 11.  EXECUTIVE COMPENSATION

	The following table sets forth for the fiscal years ended April 30, 1998, 1997 and 1996, certain information regarding cash compensation as well as certain other compensation paid to or accrued for the services rendered during such years to each of the Executive Officers of the Company whose total salary and bonus exceeded $100,000 in all capacities in which they served.



I.  SUMMARY COMPENSATION TABLE

<capation>
                                                                          Long-Term Compensation
                                           Annual
                                           Compensation           Awards                Payouts

        (a)                     (b)       (c)        (d)        (e)       (f)             (g)             (h)        (i)
                                                               Other                     Securities
                                                               Annual     Restricted     Underlying                  All
                                                               Compen-    Stock          Options/         LTIP       Other
                                Fiscal   Salary(1)   Bonus(1)  sation     Award          SARS             Payouts    Compen.
Name and Principal Position     Year       ($)        ($)       ($)      ($)            (#)(3)           ($)        ($)(4)
--------------------------------------------------------------------------------------------------------------------------
Scott D. Watkins                1998     170,000.00      -       -          -             -                 -        6,717.50
President and Chief Executive   1997     170,000.00      -       -          -             -                 -        6,717.50
Officer                         1996     170,000.00  50,000.00   -          -           200,000             -        7,103.88

Newton D. Baker                 1998     118,000.00      -       -          -             -                 -        4,000.00
Exec. Vice President, Treasurer 1997     125,000.00      -       -          -             -                 -        4,000.00
and Asst. Secretary             1996     115,009.09  25,000.00   -          -           100,000             -        4,000.00

Kimberly A.Bollinger            1998      84,200.00      -       -          -              -                -           -
Vice President                  1997      83,600.00      -       -          -              -                -           -
Customer Services               1996      82,500.00  28,000.00   -          -              -                -           -

Marc D. Baines                  1998     100,000.00  87,429.88 70,048.30(5) -              -                -           -
Vice President                  1997      84,600.00   5,225.70 54,496.27(5) -              -                -           -
Sales                           1996      68,726.68      -     71,818.07(5) -            50,000             -           -



(1) 	These include amounts that would have been payable, but were deferred pursuant to election of an Executive Officer, such as through the Company's 401(k) Savings Plan.

(2) 	No perquisites were provided or other personal benefits paid to a named
Executive Officer in fiscal year 1998, 1997 or 1996 which exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named Executive Officer.

(3)	These numbers represent options for shares of Common Stock awarded pursuant to the Company's stock option plans. See the next table titled, "Option/SAR Exercises and Year-End Value Table" for more detailed information on such options.

(4)  	Represents life insurance benefits.

(5)	Represents commissions.


	(a)  Cash Compensation of Executive Officers
             ----------------------------------------
	Compensation Committee Interlocks and Insider Participation.
        -----------------------------------------------------------
          The Board has established an Executive Compensation Committee which considers and makes recommendations to the Board of Directors concerning the compensation of the executives of the Company. During the fiscal year ended April 30, 1998, this committee met one time and consisted of Messrs. Friel, Hardie and Sullivan.

          Neither Mr. Hardie nor Mr. Sullivan was an officer or employee of the Company or any of its subsidiaries in fiscal 1998 or any prior year. As noted above, Mr. Friel, who is not an employee of the Company, has been Chairman of the Board of the Company since April 1986 and was President and Chief Executive Officer of the Company from February 1986 through May 1989.

II.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options and/or SAR's during fiscal year 1998 and unexercised options and SAR's held at April 30, 1998.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FY- END
OPTION/SAR VALUE

 (a)                    (b)          (c)        (d)             (e)
                                                                Value of
                                                Number of       Unexercised
                                                Unexercised     In-the-Money
                                                Options/SARs    Options/SARs
                        Shares        Value     at FY-End (#)   at FY-End ($)
                        Acquired on   Realized  Exercisable/    Exercisable/
Name                    Exercise (#)    ($)     Unexercisable   Unexercisable
------------------------------------------------------------------------------
Scott D. Watkins        0               0       313,333/66,667         *

Newton D. Baker         0               0       196,667/33,333         *

Kimberly A. Bollinger   0               0         50,000/0             *

Marc D. Baines          0               0         33,333/16,667        *

*  Access Common Stock is not traded actively; therefore, there was no established market value at April 30, 1998 and the value of the Options/SARs was not quantifiable.


        (b) COMPENSATION OF DIRECTORS. Each non-employee director receives an annual fee of $6,000. Any such person who is the Chairman, any member of the Audit Committee, or a director who resides outside the metropolitan Cincinnati area receives an additional $2,000 annually for each position held. In addition, each such director is reimbursed for expenses incurred in connection with his attendance at any Board or Committee meeting. (Mr. Hardie is compensated on the same basis as the other non-employee directors.) Directors may be granted options under one of the Company's Stock Option plans; however, no options were granted in fiscal 1998.



Retention Agreements:

	On August 24, 1994, the Company entered into Executive Retention Agreements with each of Mr. Watkins and Mr. Baker. These Agreements provide if during the six months preceding or the 24 months following a Change in Control (as defined therein), Mr. Watkins' or Mr. Baker's employment is terminated by the Company (other than for Cause or Disability) or by such executive officer for Good Reason, such executive officer shall be entitled to a severence payment equal to twice his highest annual salary in the last five years, continued insurance coverage and up to $25,000 for outplacement services. Change of Control is defined to include a merger or other business combination after which the existing shareholders of the Company have less than 50% of the voting power, the sale of all or substantially all of the assets of the Company, the acquisition by, or commencement of a tender offer by any person other than Oce or Prudential, of or for 20% of the Company's voting power, or a change in the majority of the Board of Directors without approval of the existing directors. Good Reason includes an adverse change in salary, authority or benefits. The Executive Retention Agreements have been assigned to and assumed by Systems.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth, as of June 5, 1998, the beneficial ownership of the Company's Common Stock by (l) each person known to the Company to own more than 5% of the outstanding shares of Common Stock, (2) each Director, nominee for Director, and named Executive Officer individually, and (3) all Directors, nominees for Director, and Officers as a group. The information in the table has been in part received from the persons listed and in part taken from the records of the Company.

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


                                Amount & Nature
Name and, with                  of Beneficial
 Respect to 5%                    Ownership
 Ownership,                                             Percent of
 Address                        Direct    Indirect      Common Stock
_______________                _______   ________      _____________

Oce N.V. (1)                          100 2,180,854          44.82%
  St. Urbanusweg 43
  5900 MA Venlo
  The Netherlands

Kent P. Friel,                  2,180,854     --             44.82%
Dennis J. Sullivan, Jr.,
John W. Weil, and
Scott D. Watkins as
Voting Trustees (1)(2)

James M. Anderson                  23,700     --               .49%

Newton D. Baker (2)(3)            987,437     --             19.51%

Kimberly A. Bollinger              52,000     --              1.06%

Marc D. Baines                     33,333     --               .68%

Kent P. Friel (4)                  10,742     --               .22%

James H. Hardie (5)                 --        --                --

Robert J. Kalthoff                133,564    58,181           3.94%

Dennis J.Sullivan,Jr. (4)          20,100     --               .41%

Scott D. Watkins (2)(3)(4)      1,121,543     --             21.66%

John W. Weil (4)                   15,000     --               .31%

All directors and               2,397,419    58,181          44.98%
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

		The Voting Trust created under the Voting Trust Agreement has a term of 10 years, and Oce has agreed to renew it for an additional term of 10 years. The Voting Trust will terminate upon the sale of the shares of Common Stock subject thereto, but only with respect to those so sold and subject to the provison that Oce may not sell more than 50% of its shares without consent of the Company, the closing of any underwritten public offering of Common
Stock as a result of which not less than $10 million in aggregate sales price to the public of Common Stock shall have been sold in such offering plus any previously underwritten public offering or the acquisition by any person of more shares of Common Stock than are held by Oce. Oce can also terminate the Voting Trust by notice given at any time after October 3, 1995, but if Oce does so, it may be required to make a tender offer on specified terms for all shares of Common Stock following the fiscal year in which the anniversary of the giving of notice occurs.

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
Access Corporation, 4350 Glendale-Milford Road, Suite 250, Cincinnati, Ohio
45242.

        (3) Includes 593,333 shares which all Directors and Officers as a group have the right to acquire upon the exercise of immediately exercisable stock options, including 313,333 exercisable by Mr. Watkins, 196,667 exercisable by Mr. Baker, 50,000 exercisable by Ms. Bollinger, and 33,333 exercisable by Mr. Baines.

	(4)  	 Does not include shares held by the Voting Trustees in their capacity as such.

	(5)  	 Does not include shares held by Oce.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  At April 30, 1998, Oce held 10,000 shares of 7% Class One
Preferred Stock 2,500 shares of 9% Class One Preferred Stock, and 2,500 shares of variable rate Class One Preferred Stock.

	Annual dividends on the Preferred Stock for any fiscal year are cumulative to the extent of 50% of the Company's net after-tax earnings, as defined, for such year. At April 30, 1997, no Preferred Stock dividends were accrued. Annually, beginning in 1995, the Company is required to redeem the Preferred Stock at a price of $100 per share plus accumulated dividends in an amount equal to a specified portion of after-tax earnings, as defined. Unless dividends on the Preferred Stock are current, the Company may not declare a dividend on, or repurchase any of, the Common Stock. Under the Note Purchase Agreement, Oce agreed to limitations on the voting and transfer of its stock (including the transfer of such stock to a voting trust, the trustees of which are four of the Company's directors) and Oce was released from its obligation under certain circumstances to make a tender offer for the Company's common stock. As of April 30, 1998, the Company had authorized and issued a total of 15,000 shares of Class One Preferred Stock. The Company was not required to and did not redeem any Class One Preferred Stock in fiscal 1998.

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

                Pursuant to the Company's Plan of Liquidation and Complete Dissolution, all of Oce's equity interest in the Company has been redeemed in exchange for a payment of $1,500,000 plus accrued dividends, if any.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a) (2) Exhibits: Refer to EXHIBIT INDEX on page X-l of this Annual Report on Form 10-K.

	(b)  Reports on Form 8-K:  None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D)
				NONE


                                SIGNATURES

	Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, as of the 24th day of July, 1998.

                                ACCESS CORPORATION


                                SCOTT D. WATKINS
                           	_________________________________
                                Scott D. Watkins
                                President & Chief Executive Officer








	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 24th day of July, 1998.


SCOTT D. WATKINS                President & Chief Executive Officer
____________________________
Scott D. Watkins

NEWTON D. BAKER                 Executive Vice President
____________________________    and Treasurer (Principal
                                Financial and Accounting
Newton D. Baker                 Officer), Director

___________________             Chairman of the Board
Kent P. Friel

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